Form 10QSB
period 2000-09-30
MONARCH MEDIA & ENTERTAINMENT GROUP INC
filed 2001-01-25
CIK 1082314

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


              Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 2000

                      Commission File Number 000-30933

                 Monarch Media and Entertainment Group, Inc.
       -------------------------------------------------------------------
        (Exact name of registrant as specified in its corporate charter)


           NEVADA                                          88-0436489
  --------------------------------             ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


          200 - 604 Columbia Street, New Westminster, B.C. Canada V3M 1A5
       ---------------------------------------------------------------------
                   (Address of principal executive offices)

                               (604) 523 2888
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X  Yes          No
               ---          ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                           Outstanding as of November 30, 2000
     ------------                      ----------------------------------------
     Common Stock                                  23,444,349

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.






              MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                   (A Development Stage Company)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000

                    MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                              September 30, 2000
                                  (Unaudited)

                                     ASSETS


Current Assets
   Cash                                                         $   9,125
   Accounts receivable                                              8,094
   Loan receivable, related party                                  52,795
                                                                ---------
                                                                   70,014
                                                                ---------

Other Assets
   Deferred development and software                              129,576
                                                                ---------
     Total Other Assets                                           129,576
                                                                ---------

     Total Assets                                               $ 199,590
                                                                =========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                             $  24,620
   Due to stockholders                                                400
                                                                ---------
     Total Current Liabilities                                     25,020
                                                                ---------


Stockholders' Equity (Deficit)
   Common stock, $.001 par value. Authorized
     50,000,000 shares; issued and outstanding
     23,444,349 shares at September 30, 2000                       23,444
   Additional paid in capital                                     220,112
   Deficit accumulated during the development stage               (67,273)
   Aggregate translation adjustment                                (1,713)
                                                                ---------
     Net Stockholders' Equity                                     174,570
                                                                ---------


   Total Liabilities and Stockholders'
   Equity (Deficit)                                             $ 199,590
                                                                =========

                MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                       (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME
  For the Three Months and Nine Months Ended September 30, 2000 and 1999
      and From Inception (December 30, 1997) to September 30, 2000
                              (Unaudited)

                                                                                                 From
                                                                                              Inception
                                     Three Months Ended          Nine Months Ended              Through
                                        September, 30               September 30,             September 30,
                                    -------------------          -----------------
                                     2000          1999           2000        1999                 2000
                                    -------------------          -----------------            -------------
Net Sales                        $      -     $      -        $      -     $      -             $       -
Cost of Sales                           -            -               -            -                     -
                                  ----------   ----------     ----------  ----------            -----------
                                        -            -               -            -                     -
                                  ----------   ----------     ----------  ----------            -----------


Expenses:
   Professional services             18,783        5,765          30,403       17,295               66,585
   Other, selling, general and
    administrative expenses             848          -             1,323          -                  1,359
                                  ----------   ----------     ----------  ----------            -----------
                                     19,631        5,765          31,726       17,295               67,944
                                  ----------   ----------     ----------  ----------            -----------
 Loss from Operations               (19,631)      (5,765)        (31,726)     (17,295)             (67,944)

Other Income (Expense)
   Interest income                      221          -               671          -                    671
                                  ----------   ----------     ----------  ----------            -----------
                                        221          -               671          -                    671
                                  ----------   ----------     ----------  ----------            -----------

     Net (Loss)                     (19,410)      (5,765)        (31,055)     (17,295)             (67,273)

Other Comprehensive (Loss) Income
   Foreign currency translation
   adjustment                          (185)         -            (1,713)         -                 (1,713)

     Comprehensive (Loss)        $  (19,595)  $   (5,765)     $  (32,768)  $  (17,295)          $  (68,986)
                                  ==========   ==========     ===========  ===========          ==========

   Net Loss per Share            $    (.001)  $    (.000)     $    (.001)  $    (.002)          $    (.006)
                                  ==========   ==========     ===========  ===========          ==========

   Weighted average shares
    outstanding                  23,444,349   13,122,100      22,008,858   11,466,639           11,259,143
                                  ==========   ==========     ===========  ===========          ==========

               MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                    (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
         AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                              (Unaudited)

                                                                                              From
                                                                                            Inception
                                                          Nine Months Ended                  Through
                                                           September 30,                   September 30,
                                                       ----------------------
                                                           2000        1999                    2000
                                                       ----------  ----------              -------------
Cash Flows from (for) Operating Activities:
   Net income (loss)                                   $ (31,055)   $ (17,295)             $  (67,273)
                                                       ----------   ----------             -------------
Adjustments to reconcile net loss to
   net cash used by operating activities:
  Common stock issued for pro-
    fessional services rendered                              -         11,017                  13,122
  (Increase) in receivables                               (9,745)         -                   (59,745)
  Decrease in prepaid expenses                             1,689          -                     1,689
  (Increase) in software and deferred
   development costs                                     (73,176)         -                   (73,176)
  Increase in accounts payable                            23,639        6,278                  23,639
  (Decrease) Increase in due to stock-
   holders                                                  (952)      53,850                    (952)
                                                       ----------   ----------             -------------
     Net Adjustments                                     (58,545)      71,145                 (95,423)
                                                       ----------   ----------             -------------
     Net Cash (Used) by
      Operating Activities                               (89,600)      53,850                (162,696)
                                                       ----------   ----------             -------------

Cash Flows From Investing Activities:
   Cash acquired during acquisition                       98,473          -                    98,473
                                                       ----------   ----------             -------------
   Net Cash Provided by Investing
      Activities                                          98,473          -                    98,473
                                                       ----------   ----------             -------------

Cash Flows From Financing Activities:
   Proceeds from sales of stock                              -            -                    75,000
                                                       ----------   ----------             -------------
     Net Cash Provided by
      Financing Activities                                   -            -                    75,000
                                                       ----------   ----------             -------------

Effect of Exchange Rate on Cash                           (1,652)         -                    (1,652)

Net increase (decrease) in cash                            7,221       53,850                   9,125

Cash at beginning of year                                  1,904          -                       -
                                                       ----------   ----------             -------------

Cash at end of period                                  $   9,125    $  53,850              $    9,125
                                                       ==========   ==========             =============

                      MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                            (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
              AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                      (Unaudited)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                        From
                                                                     Inception
                                                                      Through
                                                                   September 30,
                                                  2000     1999         2000
                                                 ------   -------  -------------

   Cash paid during the year for interest        $   -    $   -        $   -
                                                  =======  =======      =======
   Cash paid during the year for income taxes    $   -    $   -        $   -
                                                  =======  =======      =======


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES


Assets and Liabilities Acquired in Acquisition
   Receivables                                         $   1,315
   Prepaid expenses                                        1,720
   Deferred development and software                      56,400
   Accounts payable                                       (1,097)
   Other payables                                         (1,376)

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)

                                                                                             Deficit           Equity
                                                                                           Accumulated       Adjustment
                                                                            Additional      During the      From Foreign
                                                Common Stock                 Paid-in       Development       Currency
                                        ----------------------------
                                         Shares               Amount         Capital          Stage          Translation    Total
                                        -----------       ------------      -----------    ------------     ------------  ---------
Issuance of shares of
 common stock during
 1997, for professional
 services rendered                        2,105,300          $   2,105      $      -       $      -         $     -       $  2,105

Net loss for 1997                               -                  -               -           (2,105)            -         (2,105)
                                        -----------       ------------     -----------    ------------     ------------  ---------

Balance, December 31, 1997                2,105,300              2,105             -           (2,105)            -            -

Net loss for 1998                               -                  -               -          (11,017)            -        (11,017)
                                        -----------       ------------      -----------    ------------     ------------  ---------

Balance, December 31,
  1998                                    2,105,300              2,105             -          (13,122)            -        (11,017)

Issuance of shares of
  common stock during
  1999 for professional
  services rendered                      11,016,800             11,017             -              -               -         11,017

Issuance of shares of
  common stock for cash
  on December 1, 1999 at
  $.0125 per share                        6,000,000              6,000          69,000            -               -         75,000

Net loss for 1999                               -                  -               -          (23,096)            -        (23,096)
                                        -----------       ------------      -----------    ------------     ------------  ---------

Balance, December 31,
  1999                                   19,122,100             19,122         69,000         (36,218)            -         51,904

Issuance of shares of
  common stock on
  March 31, 2000 for
  all shares of Intuitech
  Marketing, Inc. at
  $.036 per share                         4,322,249              4,322        151,112             -               -        155,434

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)

                                                                                             Deficit           Equity
                                                                                           Accumulated       Adjustment
                                                                            Additional      During the      From Foreign
                                                Common Stock                 Paid-in       Development       Currency
                                        ----------------------------
                                         Shares               Amount         Capital          Stage          Translation    Total
                                        -----------       ------------      -----------    ------------     ------------  ---------
Aggregate Adjustment
 resulting from trans-
 lation of financial state-
 ments into U.S. dollars                        -                  -               -              -             (1,713)     (1,713)

Net loss through September
   30, 2000                                     -                  -               -          (31,055)             -       (31,055)
                                         -----------         ------------   -----------    ------------     ------------  ---------

Balance, September 30,
   2000                                  23,444,349          $  23,444      $  220,112     $  (67,273)      $   (1,713)   $174,570
                                         ===========         ============   ===========    ============     ============  =========

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION
------------

Interim financial statements

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Monarch Media & Entertainment Group, Inc. and its subsidiary reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of September 30, 2000, and their results of operations for the nine and three months ended September 30, 2000 and 1999, and from inception to September 30, 2000, changes in stockholders' equity for the nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 and 1999, and from inception to September 30, 2000. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements, notes to financial statements and the other information in the Annual Report on Form 10-SB for the year ended December 31, 1999 (the "10-SB") previously filed by Monarch Media and Entertainment Group, Inc. with the SEC.

   The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Organization and Operations

   Monarch Media and Entertainment Group, Inc. and its wholly owned subsidiary, Intuitech Marketing, Inc. (collectively the "Company"), a development stage enterprise, operates in the business of acquiring and enhancing existing software technologies and products so that they can be reintroduced to the market place. Specifically, the Company's primary business is providing M2D Services to publishers of magazines and trade journals. M2D Services, or magazines to digital, is the process of creating a new product for publishers by repackaging the back issues of their magazines or trade journals into an electronic format and presenting them on a CD-ROM or DVD using Intuitech's P2D Technology. Digital Archive refers to the new product created using M2D Services that may contain as few as one or as many as hundreds of back issues of a publication.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION
------------

   In April 2000, Monarch Media and Entertainment Group, Inc. ("Monarch Media") acquired all of the outstanding common stock of Intuitech Marketing, Inc. ("Intuitech") by issuing 4,322,249 shares of its common stock. In connection with the legal form of the transaction, Intuitech became a wholly owned subsidiary of Monarch Media. Monarch Media, as the acquiror, did not record goodwill or any other intangible asset for this acquisition as the combination was done at the fair market value of Intuitech's assets.

   The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1999:

                                        2000                1999
                                    ------------         ------------

   Net Loss for Nine Months        $   (35,725)          $   (20,374)
                                    ============         ============

   Earnings per share:
    Basic
      Net Loss                     $    (0.002)          $    (.001)
                                    ============         ============

Risks and Uncertainties

   Since December 1999, Intuitech, and more recently the Company, has been primarily engaged in directing, supervising, and coordinating research and development efforts in the continuing development of its products, marketing its products and raising funds.

   There is no assurance that the Company's research, development, and marketing activities will be successful, that the Company will have commercially acceptable products, or that the Company will achieve significant sales of such products. The Company has incurred net losses and has an accumulated deficit at September 30, 2000. In addition, the Company operates in an environment of rapid change in technology and is dependent upon its ability to obtain additional funding and execute its business plan. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue as a business.

   These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

   Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

 Concentrations of Credit Risk

   The Company maintains cash balances at various banks, one is located in Hendersonville, Tennessee. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The other bank deposit accounts are maintained in one bank in Canada. Accounts at the bank are insured by the Canadian Deposit Insurance Corporation (CDIC) up to $60,000 (Canadian currency) per bank. The Company's cash balances, at times, may exceed insured limits.

Fair Value of Financial Instruments

   In accordance with the Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), the carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. Active markets for the Company's other financial instruments that are subject to the fair value disclosure requirements of SFAS No. 107 do not exist and there are no quoted market prices for these instruments. Accordingly, it is not practicable to estimate the fair values of such financial instruments because of (1) the limited information available to the Company, and (2) the significance of the cost to obtain independent appraisals for this purpose.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Software and Deferred Development Costs

   The Company accounts for the costs of developing software products to be used internally in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use which allows for costs incurred during the application development stage to be capitalized upon the establishment of technological feasibility and subsequently reported on the balance sheet at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Asset Impairment

   The Company reviews its intangibles and other long-lived assets periodically in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized. At September 30, 2000, it was determined that there were no asset impairments.

Income Taxes

   The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Net Loss per Share

   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

   Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

   Since the Company has no common shares that are potentially issueable, such as stock options, convertible preferred stock, and warrants, basic and diluted earnings per share are the same.

Translation of Foreign Currencies

   The financial position and results of operations of the Company's foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income.

New Accounting Standards

   In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain
(loss) on certain marketable securities. During the periods presented, the Company had the additional component of a foreign currency translation adjustment in computing comprehensive income.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

   In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

   In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. However, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's financial statements.

NOTE 2- RELATED PARTY TRANSACTIONS
----------------------------------

Software and Development Costs

   In December 1999 Intuitech purchased developed software for $34,390 from Helikon Technologies, Inc., a company related at that time by common ownership and management.

   In February 2000 Intuitech entered into a verbal agreement with Helikon Technologies, Inc. (Helikon), a company related at that time by common ownership and management, whereas Helikon is to develop software for Intuitech. As of September 30, 2000 Intuitech has paid $95,186 for the progression of the software development (see Note 4).

Consulting Fees

   Intuitech Marketing, Inc. paid Tom Williams, a stockholder/officer for performing consulting services. During the six months (from acquisition to September 30, 2000) ended September 30, 2000 Intuitech paid $8,992 for these services and there is no amount due for these services.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 2- RELATED PARTY TRANSACTIONS - Continued
----------------------------------

Related Party Receivables

   Notes Receivable at September 30, 2000 and 1999, were due from the following related parties:


                                           2000                1999
                                       ------------         ------------
   Note receivable from Dominion
   Game Marketing, Inc., related
   by common director/officer,
   1% interest                         $   50,000           $      -

   Notes receivable from
   stockholder/officer, 1% interest         2,795                  -
                                       ------------         ------------

                                       $   52,795           $      -
                                       ============         ============

   Due to the short-term nature of the notes receivable, the recording of any discount to reflect a market value rate of interest is immaterial to these financial statements (see Note 4).


NOTE 3 - UNUSED FINANCING
-------------------------

   The Company entered into a convertible loan agreement on September 22, 2000 for $40,000 to be drawn as needed. The term of the loan agreement is for three years and must be paid in full on or by September 22, 2003. The loan bears interest of 7% per annum and is payable to the lender on demand or at the term of the loan. The lender at anytime may convert all or a portion of the loan into common stock at a conversion rate of one share for every 5 cents of the loan balance. As of September 30, 2000 the loan agreement had an available balance of $40,000 to be drawn when needed.

NOTE 4 - SUBSEQUENT EVENTS
------------------------------

   On October 5, 2000 the Company received $40,000 of borrowed funds from the loan agreement dated September 22, 2000 (See Note 3).

   The Company entered into a convertible loan agreement on December 2, 2000 for $27,000 to be drawn as needed. The term of the loan agreement is for three years and must be paid in full on or by September 22, 2003. The loan bears interest of 7% per annum and is payable to the lender on demand or at the term of the loan. The lender at anytime may convert all or a portion of the loan into common stock at a conversion rate of one share for every 5 cents of the loan balance. As of December 4, 2000 the loan agreement had an available balance of $27,000 to be drawn when needed.

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 4 - SUBSEQUENT EVENTS - Continued
--------------------------

   Intuitech formalized its verbal software development agreement of February 2000 with Helikon into a written agreement in November 2000. The agreement specifies the approximate cost of the software development to be $134,648 (expressed in Canadian dollars).

   The Company entered into a loan agreement with Dominion Game Marketing, Ltd. ("Dominion") on October 1, 2000, to extend the due date of a $50,000 loan to Dominion. The terms of the loan agreement extend the due date of the loan to June 30, 2001 and revise the interest rate to 7% per annum.

Item 2. Management's Discussion and Analysis or Plan of Operation.

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

   Monarch's business, through is subsidiary Intuitech Marketing Inc., is providing M2D Services to publishers of magazines and trade journals. M2D Services, or magazines to digital, is the process of creating a new product for publishers by repackaging the back issues of their magazines or trade journals into an electronic format and presenting them on a CD-ROM or DVD using Intuitech's P2D Technology. Digital Archive referrers to the new product created using M2D Services that may contain as few as one or as many as hundreds of back issue of a publication.

   The Company has not yet sold any M2D Service. The Company's business plan called for to the enhancement of the P2D Technology to be substantially complete before the marketing phase began. Preparation for marketing the M2D Services have been underway since July 2000 and the Company has been contacting prospective clients since October 1, 2000.

   The Company is a development Stage Company and has not yet begun to earn revenues.

Cash Requirements

On September 30, 2000, the Company's consolidated financial statement shows a cash position of $9,125. The Company borrowed $40,000 pursuant to a loan agreement dated September 22, 2000 that was funded October 5, 2000. In addition, we have borrowed an additional $27,000 pursuant to a loan agreement dated December 6, 2000 and a further $10,000 pursuant to a loan agreement dated December 10, 2000. We have also spent approximately $15,000 in legal fees for aid in the re-filing of our Amended Form 10-SB.

   We anticipate that we will need to raise additional working capital either through borrowing additional funds, issuing addition equity capital, or by generating income from operations.

   The Company anticipates it will secure up to four (4) contracts for deliver of its M2D Services before the end of the first quarter 2001. If successful, the Company will not need to raise additional capital before September 2001. If the Company is not successful in securing these projected sales amounts, it will have sufficient cash to cover its operating costs until March 2001 at which time it will need to raise additional cash by either debt or equity.

Summary of Research and Development

   Although the Company has developed its product and performed initial tests along with Beta runs, management feels the product is several months from full commercialization. Until commercialization of the product is commenced, there can be no assurance of future success. Additionally, although Beta versions of the product do not show any operating problems, upon large-scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further developments of the software.

   The Company is planning products for the second phase of its evolution.
These new products will focus on two different areas, one area is in improving productivity in creating PDF files from scanned images and the second area is enhancing the products a publisher can market to it customers. In regards to the productivity tools, we intend to conduct a feasibility study in regards to
(i) developing a "plug-in" for Adobe Capture or a standalone product which would allow two scanned images of the same page to be integrated in producing one PDF file and (ii) creating a PDF file which contains a single page partially formatted in "normal" and part in "graphic with hidden text". The second set of software products will enable the Company to greatly expand the number of publications it can transfer at any given period of time.

   In regards to the enhanced products that a publisher will be able to market, we will analyze the feasibility of complementing the magazine archive product with multi media content, (video, audio and or animations) research the development of this type of product.

   The Company will also analyze the feasibility of offering its M2D Services in languages other than English.

   As funding permits, the Company hopes to be able to develop a strong software team that not only works on the M2D Services but also will be able to develop software for licensing to other software firms. All future development will be dependant on the Company's first product, and potentially upon the Company's ability to generate further investment capital for expansion.


Expected Purchase or Sale of Plant and Equipment

The Company has all the equipment necessary at this stage. As the business grows The Company will need to acquire computer equipment and specialized software. The number and type of computers and related equipment the Company will require will depend on an number of factors including, number of contracts the Company is able to secure and whether it is prudent to subcontract a portion of the work, such as the scanning process. If The Company is successful in attaining the sales targets anticipated, spending between $25,000 and $75,000 on equipment and software during the next 12 months.


Expected Changes in Number of Employees

We anticipate the number of employees growing as the business requires although we have no current plans to hire staff with the exception of one additional sales person.

Forward-Looking Statements

   When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

   The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.



                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities and Use of Proceeds.

   None

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to Vote of Security holders.

   None.

Item 5. Other Information.

   None

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits - None

   (b) Reports on Form 8-K - None.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.


By:  /s/Tom Williams
   -------------------------
     Tom Williams, President

Date: November 30, 2000