Form 10KSB
period 2000-12-31
MONARCH MEDIA & ENTERTAINMENT GROUP INC
filed 2001-04-25
CIK 1082314

UNITED STATES
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                     ------------------    ------------------

       Commission file number: 000-30933


                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                 88-0436489
--------------------------------       ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or organization)


         200 - 604 Columbia Street, New Westminster, B.C. Canada V3M 1A5
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 523 2888
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

            Title of each class           Name of each exchange on which
            to be registered              Each class is to be registered

               None                                   None
           ----------------------          ------------------------------

Securities registered under Section 12(g) of the Act:

                                    Common
                               ----------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 1,940.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Market value of the Company's common equity held by non-affiliates cannot be determined because the Company's does not have a market for its stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 31, 2000 the Company has issued and outstanding common stock of 23,444,349 shares.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                                    PART I

Item 1.   Description of business                                              4
Item 2.   Description of properties                                           12
Item 3.   Legal proceedings                                                   13
Item 4.   Submission of matters to a vote of security holders                 13

                                   PART II

Item 5.   Market for common equity and related stockholder matters            13
Item 6.   Management's discussion and analysis or plan of operations          14
Item 7.   Financial statements                                                21
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure                                 40

                                   PART III

Item 9.   Directors, executive officers, promoters and control persons,
          compliance with Section 16(a) of the Exchange Act                   40
Item 10.  Executive compensation                                              42
Item 11.  Security ownership of certain beneficial owners and management      44
Item 12.  Certain relationships and related transactions                      45

                                   PART IV

Item 13.  Exhibits and reports on Form 8-K                                    45

Signatures                                                                    46

                                     PART I

Item 1.   Description of Business

Monarch Media and Entertainment Group, Inc. (the "Monarch Media"), a Nevada corporation was formed on December 17, 1997. Intuitech Marketing Inc. ("Intuitech"), its wholly owned subsidiary was incorporated under the laws of the province of British Columbia on March 25, 1985. When used herein the term "Company" refers to the combined entity Monarch Media and Intuitech unless the context is otherwise indicated.

BUSINESS DEVELOPMENT

Monarch Media and its wholly owned subsidiary, Intuitech, a development stage enterprise, operate in the business of acquiring and enhancing existing software technologies and products so that they can be reintroduced to the market place. Specifically, the Company's primary business through Intuitech is providing M2D (magazines to digital) Services to publishers of magazines and trade journals. M2D Services is the process of creating a new product for publishers by repackaging the back issues of their magazines (or trade journals) into an electronic format and presenting them to the public on a CD-ROM or DVD using Intuitech's P2D (print to digital) Technology. Digital magazine archive refers to the new product created using M2D Services that may contain as few as one or as many as hundreds of back issues of a publication.

The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, or purchase or sale of a significant amount of assets not in the ordinary course of business, other than the acquisition of Intuitech described below.

Prior to the merger with Intuitech, Monarch Media's business consisted of music recording, publishing and distribution of entertainment products including games and software. Mr. David Mead and Mr. Roger Snow were the principles of Monarch Media at this time. In executing its business plan Monarch was in the process of building and networking to build relationships to create and expand its product and marketing capabilities for entertainment services.

Acquisition of Intuitech
------------------------

Intuitech formalized its business plan during the last quarter of 1999 and on December 1, 1999 acquired from Helikon Technologies Inc. ("Helikon"), 100% of Helikon's interest in a master license to use software ("Original Source Code") that comprises a digital magazine archive. Helikon developed the Original Source Code for one of its clients and retained a license to use this software to create other digital magazine archives. Intuitech was a wholly owed subsidiary of Helikon on December 1, 1999.

Intuitech's business plan called for an upgrade of the Original Source Code by enhancing the existing features and adding new features. The enhanced and upgraded software is referred to as "P2D Technology". Intuitech began this software enhancement process in February 2000 and determined that it would need to secure additional funds to complete the software upgrade and start marketing its services. Intuitech wished to provide its investors with future liquidity for their investment and therefore entered into an agreement with Monarch Media who began the process of becoming a public company.

By Agreement dated March 29, 2000 and amended April 8, 2000 (the "Agreement") between the Monarch Media and Intuitech and the shareholders of Intuitech, Monarch Media acquired all of Intuitech's issued and outstanding common stock making Intuitech a wholly owned subsidiary of the Monarch Media. The business of Intuitech became the only operating business of the Company and the officers and directors of Intuitech assumed the officers and director positions of Monarch Media. Monarch Media acquired all the outstanding shares of Intuitech by issuing 4,322,249 shares of its capital stock. The total cost of the acquisition was $155,434, which equalled the fair value of the net assets of Intuitech on the acquisition date.

History of Acquisition Negotiation

Prior to the acquisition, Intuitech Marketing had secured approximately $157,000 Canadian dollars in equity to finance the acquisition of the original source code and began development of the P2D Technology. Intuitech needed an additional $250,000 Canadian to complete the development of the P2D Technology and begin marketing its services. As negotiations between Intuitech and Monarch Media regarding a merger of the two companies progressed, it became apparent that the proposed merger would be in the best interest of both companies. Intuitech was able to secure an additional $125,000 Canadian in equity financing on or about March 15, 2000, in part as a result of assistance by the previous directors of Monarch Media, from investors that wished to participate in the business that would result from the merger of the two companies.

As of March 30, 2000, Intuitech had approximately $98,473 in cash compared to Monarch Media, which had approximately $1,904 in cash.

Without the assistance of Monarch Media in securing the $125,000 in equity investment, the cash position of Intuitech on March 29, 2000 would have been approximately $15,166. If the equity investment had been made into Monarch Media and then advanced to Intuitech as a wholly owned subsidiary after the acquisition was completed, then the comparative balance sheets on or about the closing date would have been as follows:

        Financial Highlights
        After re Allocation of Equity Investments

        At March 29, 2000                                   Monarch Media          Intuitech Marketing
                                                           -------------------------------------------
        Assets
             Cash & Prepaid                                $    86,358              $    15,166
             Software and Deferred Development                       0                   55,071
             Receivable                                         50,000                        0
                                                           -------------------------------------------
                                Total Asset                $   136,358              $    70,237
                                                           ===========================================
        Liabilities                                                                       2,730
        Equity
             Retained Earnings (Deficit)                       (36,218)                 (38,717)
             Share Capital                                     172,576                  106,224
                                                           -------------------------------------------
                                Total Liability & Equity   $   136,358              $    70,237
                                                           ===========================================

Value of Acquisition
--------------------

Monarch Media acquired $157,907 in assets and $2,473 in liabilities when it acquired Intuitech. The assets are comprised of Cash and Receivables in the amount of $101,507 and software and deferred development costs in the amount of $56,400. The liabilities are comprised primarily of trade payables and accrued payables in the amount of $ 2,473. In order for Intuitech to implement its business plan, the combined companies would need to raise and additional $125,000 Canadian dollars. This is not a liability, however the value of Intuitech's assets would be significantly reduced if these additional funds were not secured.

Pursuant to the Agreement, Monarch Media issued 4,322,249 common shares or 18.4% of its issued capital to acquire Intuitech. Based on a net asset valuation, Intuitech was worth $155,434. Monarch Media issued shares at $0.0359 per share.

If the net asset valuation of Intuitech were adjusted to $70,237 by reallocating the $125,000 Canadian equity investment to Monarch Media as described in the above table, the 4,322,249 common shares would have been issued at $0.01625 per share, which is at a $0.00375 per share premium over the share price at Regulation D filing of March 1999.

The specific number of shares issued for the acquisition of Intuitech, being 4,322,249, was determined by negotiations, based on the asset value of Intuitech and possible future value of Intuitech's business and Intuitech's need for capital to complete enhancements to its P2D Technology. There were a large number of participants in the negotiations including Intuitech's directors, Intuitech's shareholders, and Monarch Media's directors. The Agreement was negotiated at arms length between the parties. No independent fairness opinion was obtained in connection with this transaction.

BUSINESS OF COMPANY

Principal Products or Services and Their Market
-----------------------------------------------

Digital Magazine Archive
------------------------

Digital Magazine Archive refers to the new product, created using M2D Services, that may contain as few as one or as many as hundreds of back issues of a publication.

P2D Technology, (or Print to Digital Technology), is Intuitech's proprietary software technology for reading, searching, book marking, printing and placing "post-it-notes" on PDF (or Portable Document Format) files.

M2D Service begins with a full color scan of all pages of all back issues of the particular magazine to be included in the digital magazine archive. The scanned images are processed to extract text to build a master search index and then are converted to industry standard PDF files. This data is then integrated with Intuitech's P2D Technology.

A custom user interface is designed to give the product the visual appearance and sound effects that are consistent with the specific magazine's style and theme. Usability labs with typical end users are held to ensure that the custom interface is both intuitive and user friendly.

Finally, all the elements are combined together onto a CD-Rom or DVD, a commercial package is designed and the final product (the "Digital Magazine Archive") is then ready for printing, duplication and packaging.

Marketing Strategy
------------------

The Company will initially target publishers of specific types of magazines. The ideal publication will contain feature articles, which have maintained their relevance over a number of years, have been in print for at least 10 years, and have a loyal and enthusiastic subscriber base, which are also computer owners. The types of magazines to be approached are home repair, gardening, professional journals, specific sports journals, veterinary, health care, and travel. The categories for potential publications are numerous. Any magazine that people collect back issues of intended for future reference, will be ideally suited for the M2D Service.

Initially the Company will use a direct marketing approach to personally contact a select list of publishers whose profile matches the initial target market.
The Company will limit its marketing activities to publishers in the United States and Canada during its first year of operations and then expand its operations if, as and when the Company decides it is prudent to do so.

The Company has no immediate plans to advertise in trade magazines. Should Management determine that such advertising would be beneficial, the ads would be placed in such magazines as, Foli: The Magazine for Magazine Management and CM Circulation Management. As the Companies business grows, it will be prudent to attend trade conferences such as the Circulation Management Conference & Expo.

The President is responsible for all aspects of the selling process.

The Company employs a telephone marketer who's responsibility is to make the initial call to a magazine publisher, introduce the Company and its M2D Services, provide password access to the web site for interested publishers, and initiate the mailing of a brochure. The contact information is then passed to a senior sales representative for follow up.

Currently the President is acting as senior sales representative. The senior sales representative is responsible to develop a relationship with the prospective client. In addition they will obtain a completed questionnaire, analyze the client's current product offering, prepare an assessment report, negotiate the terms of a contract, close the sale, over see the development and delivery of the clients digital magazine archive and ensure the payments from the clients are received at the appropriate time.

Intuitech hired an additional senior sales representative, Mr. David Williams, who is responsible for developing his own leads, making the initial contact, assisting in the creation of an assessment report, closing the sale and liaising with the client during the development of their digital magazine archive. Mr. David Williams began working as of March 21, 2001. He is the brother of Tom Williams, President of the Company.

The monthly costs of the sales effort, including wages or consulting fees, office rent, telephone, web site maintenance, postage and other miscellaneous costs is approximately $5,100 per month (or $7,700 Canadian dollars).

Intuitech has developed an internet web site www.intuitechmarketing.com which is
                                             --------------------------
used as a first source of information presented to potential clients introducing the Company's services. Intuitech has also developed a "multi media CD ROM" brochure that provides additional information about the Company.

Marketing Activity

During the fiscal year ended December 31, 2000 and up to the date of this report the Company has contacted 297 magazine publishers by telephone.

If the prospective customer is interested in learning more, they are directed to the Company's web site and provided a user name and password to get access to the publisher services section of the web site. Then an introductory letter, along with a CD ROM brochure is mailed to the prospective customer. During the fiscal year ended December 31, 2000 and up to the date of this report the Company has delivered 91 introductory letter with CD ROM brochures.

This introductory letter is followed up and the prospective customer is requested to complete a questionnaire describing the particulars of their publication. From this information the Company creates an assessment report (averaging 10 to 14 pages, plus appendixes), which describes how the P2D Technology can create a new product for the publisher, how this new product could be marketed, who it would be marketed to, what costs the prospective customer could expect to create and duplicate a Digital Magazine Archive, and what their breakeven point might be. During the fiscal year ended December 31, 2000 and up to the date of this report the Company has received 11 questionnaires, has prepared 5 assessments reports and is currently working on preparing 6 additional assessments reports.

Distribution Methods of the Products or Service
-----------------------------------------------

The Company intends to provide its M2D Services to magazine publishers and deliver a Digital Magazine Archive to them as a finished product. The publishers will be responsible to market this new product, and distribute it through their existing distribution channels. The prime market for the Digital Magazine Archive will be the current and past subscribers of the magazine that is its subject. This new product can be promoted through advertisements or inserts in the subject magazine's new issues, through inserts in subscription renewal mail outs sent to existing subscribers or direct mailing to past subscribers.

Status of any publicly announced new products or services
---------------------------------------------------------

As of the date of this report the Company has completed development of the P2D Technology and performed extensive internal tests, and believes the product is now ready for full commercialization. However, until commercialization of the product is commenced, there can be no assurance that additional development work will not be required. Although beta versions of the product did not show any operating problems, upon large-scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further development of the Company's business.

The Company is planning for development of future products however no new products or services have been announced.

Competitive Business Conditions/Competitive Position in
the Industry/Methods of Competition
--------------------------------------------------------

The Company knows of no other firms producing a product or service identical to Intuitech's P2D Technology. The small number of other digital archive products currently on the market appear to have been produced by the respective publishers themselves in conjunction with software marketing companies such as Broderbund and TLC (The Learning Company). However, any software development company could develop software similar to Intuitech's P2D Technology given sufficient time and resources.

The following table sets out digital magazine archive products that have been produced by other companies.

Digital archives of consumer type magazines include:

     Name of Product                                          Retail Price
     National Geographic Magazine
         CD-ROM - with 111 years of back issues                          $ 99.00
         CD-ROM - 12 issues for 1997 and 1998                               9.95
--------------------------------------------------------------------------------
     Mad Magazine
         CD-ROM - 500 back issues                                        $ 40.00
--------------------------------------------------------------------------------
Business focused digital archives include:

     Computer Game Developer Magazines
         CD-ROM - with 5 years of back issues 1994 to April 1999         $ 60.00
         CD-ROM - with 1 year of back issues May 1999 to April 2000      $ 60.00
--------------------------------------------------------------------------------
     Dr. Dobbs
         CD-ROM - with 12 years of back issues                           $ 99.00
--------------------------------------------------------------------------------
The Journal of Light Construction
         CD-ROM - 14 years of back issues - for magazine subscribers $ 99.95 CD-ROM - 14 years of back issues - for non magazine subscribers $179.95
--------------------------------------------------------------------------------

The Company believes digital archive type products will be accepted by consumers as they become familiar with computers and their use in researching information. In the near future, the Company predicts consumer demand will encourage magazine publishers to offer this product to the market.

Although Management believes the Company has a distinct advantage in the market due to its P2D Technology, the Company realizes that it has a significant disadvantage in the marketplace due to its limited resources and experience. The Company believes that its competitive advantages are as follows:

Intuitech will compete by being first to the market, delivering a high quality product for a price substantially less than the cost of developing a similar product.

     First to Market: The Company product is ready today and draws on the experience of a completed product.

     Quick Delivery: Intuitech has completed the enhancement to its P2D Technology and designed it to allow the systematic creation of digital magazine archives. Intuitech can create a magazine archive for its client in a short time period, estimated to be four months.

     Price: Intuitech's clients will pay for a magazine archive product and service is significantly less than the cost the client would incur if they were to hire a competitor of Intuitech to develop a digital archive with a feature set similar to that offered by Intuitech's P2D Technology.

We expect that a license to use the P2D Technology for a single magazine archive will sell for $50,000. In addition, the client would be required to pay the costs of creating and programming PDF Files for each of their magazine's back issues included in the digital archive. If a prospective client publishes a large number of magazines, we plan to offer a substantial discount on the licensing costs for the P2D Technology.

Intuitech has not yet sold any M2D Service. Intuitech's business plan called for the enhancement of the P2D Technology to be substantially complete before the marketing phase began. Preparation for marketing the M2D Services have been underway since July 2000 and the Company has been contacting prospective clients since October 1, 2000; see the section entitled Marketing Strategy above.

Sources and Availability of Raw Materials/Names of Principal Suppliers
----------------------------------------------------------------------

The Company's product and service is based on its software in various forms and therefore the company needs access to experienced software developers, software technicians and graphic artists to develop Digital Magazine Archives.

Access to employee

New Westminster is a suburb of Vancouver, which supports a large community of computer programmers and graphic artists. The greater Vancouver area has a large number of colleges, technical schools and two large universities where people receive training for the skills we require in our employees. In addition there is a large number of computer programming, graphics studios and print media publishers servicing in a wide variety of industries. There is an amply supply of qualified works in the immediate area.

Dependence on a Few Major Customers
-----------------------------------

The Company's business does not depend on one or a small number of customers. There are a large number of publishers and a large number of publications. We plan to provide a one-time service for our customers. However the customers will likely wish to publish an update digital archive each year or perhaps every two years. We will offer our services to develop an annual product for our customers, however there is no contractual requirement for them to do so. Our clients could become sophisticated enough to develop their own annual update products. The Company intends to offer extended technical support for its P2D Technology for an annual service charge. The particulars of this service have not been established, and it would not apply until one year after the first product is delivered to the customer.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalties Agreements, Labor Contracts
-------------------------------------------------------

The Company's proprietary software is not patented and no applications are pending, but we have retained counsel to look at the feasibility. This means that other companies may develop software, which performs similar functions to the Company's P2D Technology. We believe that this is inevitable, however the Company will have time to advance its P2D Technology. We intend to stay ahead of our competition by conducting research and development into new features to be integrated into the P2D Technology.

The Company has no current or pending patents, franchises, concessions, or royalty agreements. The Company intends to register certain trademarks namely www.print2digital.com to support its P2D Technology as well as
--------------------
www.mags2digital.com and www.mag2digital.com to support the magazine target
-------------------      -------------------
market for the M2D Services. We intend that all contracts with suppliers, contractors or consultants dealing with the Company's licensed or proprietary software contain non-disclosure agreements and acknowledgements of the Company's right to its technology.

In addition, the Company has registered the Internet domain name
www.intuitechmarketing.com to be used for its corporate purposes.
--------------------------

Need for Government Approval
----------------------------

None

Effect of Existing or Probable Government Regulations
-----------------------------------------------------

None

Research and Development Activities in the Past Two Years
---------------------------------------------------------

Intuitech acquired the Original Source Code in December 1999 and began to develop enhancement to this software in February 2000. The Company hired Helikon Technologies Inc. to complete the enhancements and upgrade to the Original Source Code on behalf of Intuitech. The resulting software is referred to as P2D Technology and is proprietary to Intuitech.

Intuitech has completed the development of its P2D Technology and designed it to allow the systematic creation of new Digital Magazine Archives. Intuitech can create a magazine archive for its client in a short time period, estimated to be within a four month period.

Pursuant to a Technology Transfer Agreement date December 1, 1999, Intuitech acquired, master license to use, and modify software ("Original Source Code") that comprise a digital magazine archive system. Intuitech acquired this license from Helikon Technologies Inc. ("Helikon") who had developed the Original Source Code software as a "work for hire" for Wizards of the Coast, Inc. ("WOTC"), and created a finished commercial product called Dragon Magazine Archive. WOTC owns the Original Source Code. Helikon retained the rights to use this software to develop digital magazine archive products for other publishers provided it did not compete with WOTC's Dragon Magazine Archive product. Magazine archives that "compete" with Wizards of the Costs dragon magazine archive were identified by magazines genera. The Dragon Magazine supports and describes the play of the game Dungeons and Dragons. Wording from the WOTC and Helikon agreement is as follows: "The phrase "competes directly with the Software" shall mean any product that includes an archive magazine reader for paper-based role-playing game related magazines." On December 1, 1999, Intuitech was a wholly owned subsidiary of Helikon.

Intuitech purchased the license from Helikon for approximately $34,000 (or $50,000 Canadian dollars) partially paid in cash in the amount of $17,000 ($25,000 Canadian dollars) and partially in stock with 500,000 common shares of Intuitech valued at approximately $0.03 per share (or $0.05 per share in Canadian dollars) for a deemed value of $17,000 (or $25,000 Canadian dollars).

Intuitech has redesigned most of the key components of the original software and re-implemented 100% of the original software. The original source code is written in the C++ programming language. Intuitech decided to rewrite this software using the Java programming language to increase the number of computer systems the P2D Technology will operate on. The P2D Technology source code has changed so substantially from the Original Source Code that the Company considers it a new work and the sole property of Intuitech.

Intuitech retained Helikon to undertake the specific development work of enhancing and upgrading the Original Source Code. This development work began in February 2000 and was expected to be complete by January 2001 at an approximate cost of $130,000. Since the original agreement, the cost of completion has been amended to be approximately $146,000. As of December 31, 2000 Intuitech has paid and accrued $118,832 for the progression of the software development.

Total Number of Employees
-------------------------

As of December 31, 2000 the Company had 1 employee who was engaged as a consultant, namely Thomas Williams, President of the Company. As of the date of this report the Company has 2 employees and one consultant. None of our employees are represented by a union or other collective bargaining group.

Item 2.  Description of Property

The Company's executive and administrative offices are located at 200 - 604 Columbia Street, New Westminster, B.C. Canada V3M 1A5. These offices are subject to a month-to-month lease agreement with monthly rent payments of approximately $650 per month plus a share of utilities estimated to be approximately $50 per month.

Intuitech also maintains its offices at the same address that contains its executive, administrative and sales offices. Intuitech entered into a lease agreement dated November 1, 2000 to rent office space on a month to month basis at a cost of $650 per month plus a share of utilities estimated to be approximately $50 per month.

Monarch Media and Intuitech are sharing the same office space, the costs for this space has been allocated between the two companies in the form of two agreements. The office space used by the Company is situated in an urban area with other retail and office buildings. The Company's office space is situated on the second floor of an office building and is adequate and suitable for the Company's current purposes.

The current office space available to the Company is approximately 900 sq feet is adequate for the current staffing level and equipment needs of three sales persons. The current office space will be sufficient for the Company's needs as it hires another two employees. We anticipate the hiring of an additional 6 staff persons before the end of 2001. There is additional office space in the same building as the Company's current offices. This space is approximately 1,200 square feet and together with the current space would be suitable for the Company's staff level of up to 10 persons.

If sales levels rise to a sustained level or 2 archives per month the Company will require an addition 22 staff persons and if sales levels rise to a sustained level or 4 archives per month the Company will require an addition 45 staff production staff members. There is a reasonable amount of office space available in the vicinity of the Company's current office which is now available for rates not less favorable that the Company is currently paying.

The Company has no properties and at this time has no agreements to acquire any properties. The Company does not intend to purchase or make any investments in real estate or interests in real estate, nor in real estate mortgages, nor in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the period covered by this Report.

                                     PART II

Item 5.  Market For Common Equity And Related Stockholder Matters

Market Information
------------------

The Company has issued only one class of common equity securities, its common stock, par value $.001 per share. No established trading market in the Company's common stock existed during the two years ended December 31, 2000 and up to the date of this report.

The Company has entered into two Convertible Loan Agreements in the aggregate principal amount of $67,000 which bear interest at a rate of 7% per annum compounded monthly. These agreements also provide that the unpaid principle and interest amounts may be convertible, at the option of the Lender, to common shares at a rate of $0.05 per share. If the current outstanding loan amounts were converted to common shares of the Company pursuant to the convertible loan agreements, the Company would be required to issue 1,357,150 common shares at $0.05 per share.

During the period covered by this report, the Company issued 4,322,249 common shares to the shareholders of Intuitech pursuant to the agreement to acquire all the outstanding shares of Intuitech Marketing Inc. These 4,322,249 shares were issued as of April 17, 2000 and are not eligible to be sold pursuant to Rule 144 under the Securities Act. The Company has not agreed to register any shares of its common stock for any shareholder.

Holders
-------

     There are 146 shareholders of record of the Company's common stock.

Dividends
---------

The Company has never declared or paid any cash dividend on its common stock and does not expect to declare or pay any such dividend in the foreseeable future.

Issuances of Unregistered Securities
------------------------------------

During fiscal year ended December 31, 2000, the Company raised approximately $67,000 for working capital through the sale of unregistered securities (convertible debentures).

The Company believes that it will need additional financing to meet is operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

The Company, a development stage enterprise, operates in the business of acquiring and enhancing existing software technologies and products so that they can be reintroduced to the market place. Specifically, Intuitech's business is providing M2D Services to publishers of magazines and trade journals. M2D Services, or magazines to digital, is the process of creating a new product for publishers by repackaging the back issues of their magazines or trade journals into an electronic format and presenting them on a CD-ROM or DVD using Intuitech's propitiatory software (P2D Technology). Digital Magazine Archive refers to the new product created using M2D Services that may contain as few as one or as many as hundreds of back issues of a publication.

The Company has not yet begun to earn revenues and has not yet singed any contracts to perform its M2D Service.

The Company's business plan called for to the enhancement of the P2D Technology to be substantially complete before the marketing phase began. As of the date of this report, development work on the Company's P2D Technology is complete.

The Company will focus on sales activities using direct telephone contact with selected publishers. During the initial telephone conversation the prospective customer is introduced to the Company and its services. If the prospective customer is interested in learning more, they are directed to the Company's web site and an introductory letter, along with a CD ROM brochure is mailed to the prospective customer. The Company plans to maintain its introductory letter mail out rate of 20 to 25 per week.

This introductory letter that is mailed out is followed up and the prospective customer is requested to complete a questionnaire describing the particulars of their publication. Form this information the Company create an assessment report (averaging 10 to 14 pages, plus appendixes), which describes how our P2D Technology can create a new product for the publisher to market to their subscribers, how this new product could be marketed, what costs the client could expect to create and publish, and what their breakeven point might be. The Company plans to increase the number of assessment reports written for prospective customer to 20 per month, which would be a conversion rate of approximately 20% from introductory letter to assessment report.

The Company sales goals of producing 2 digital magazine archives per month by the end of December 2001 is based on estimating a conversion rate of 10% from assessment reports to signed contracts. To attain this sales goal the Company would need to convert approximately 2% of its introductory letters to signed contracts. The responses from prospective clients to date have been very encouraging and Management believes it will be able to achieve its sales targets.

The Company's sales target for the year 2001 is to sign 4 digital archive development agreements during the second quarter and during the third and forth quarter 2001, to complete and deliver the first 4 digital archive products and to sign and additional 6 digital archive development agreements. If successful, the Company will not need to raise additional capital before September 2001. If the Company is not successful in securing these projected sales amounts, it will have sufficient cash to cover its operating costs until June 2001 at which time it will need to raise additional cash by either debt or equity.

Securing contracts to create 4 digital magazine archive can be executed through the efforts of current staff. Creating these products and will require additional staff and working capital. Management believes that this additional working capital can be funding primarily by contract revenues.

The Company's staff will be involved in sales and quality control to ensure the scanning of the PDF files is completed correctly. Staff will work with clients to ensure the custom user interface is suitable for their specific publication. Our staff will conduct usability labs, in the form of focus group meetings with actual subscribers of the magazine. The purpose of these usability labs is to obtain response from future uses to the layout design, graphics and intuitive nature of the custom graphic user interface.

Cash Requirements
-----------------

On December 31, 2000, the Company's consolidated financial statement shows a cash position of $20,722. The Company borrowed $19,523 pursuant to a loan agreement dated March 1, 2001 that was funded March 1, 2001 as to $9,761.50 and on April 16, 2001 as to the balance of $9,761.50. The Company's current cash requirements are directed towards its sales efforts. The monthly costs of the sales force, including wages or consulting fees for $3,670, office rent for $1,350, telephone, web site maintenance, postage and other miscellaneous costs for $800 is approximately $5,820 per month (or $8,690 Canadian dollars). The Company has sufficient resource to continue its operations until June 2001 at which time it will need to raise additional working capital either through borrowing additional funds, issuing addition equity capital, or by generating income from operations.

The Company's sales target assume it will secure up to four contracts for deliver of its M2D Services before the end of the second quarter 2001. If the Company is successful in securing two contract by June 2001, it will not need to raise additional working capital before December 2001, however its will need to secure approximately $60,000 to purchase equipment as described below.

Summary of Research and Development
-----------------------------------

The Company has completed developed of the P2D Technology and performed extensive internal tests, and believes the product is now ready for full commercialization. However, until commercialization of the product is commenced, there can be no assurance that additional development work will not be required. Although beta versions of the product did not show any operating problems, upon large-scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further developments of the Company's business.

The P2D Technology is designed it to allow the systematic creation of new digital magazine archives. Intuitech can create a magazine archive for its client in a short time period, estimated to be four months.

The Company is planning for development of future products however no new products or services have been announced.

These new products will focus on three different areas, one area is in improving productivity in creating PDF files from scanned images and the second area is enhancing the features of the P2D Technologies to improve the product a publisher can market to it customers. The third area is creating of variations in packaging of the existing P2D Technology and services to be delivered to the client.

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

In regards to creating variations in packaging the existing P2D Technology, the Company is considering adjusting its licensing fees and creating different software packages by combining various feature of its software to better suite the individual needs of is customers. Each package would have its own licensing fees, with upgrade paths for the customers should they decide to purchase additional licenses. For example publishers of new magazines have less interest in producing a full archive and are more interested in deliver issues of their magazines over the internet. Publishers of magazines with a small number of subscribers may be interested in purchasing a limited license at a reduced license fee.

The Company will also analyze the feasibility of offering its M2D Services in languages other than English.

Expected Purchase or Sale of Plant and Equipment
------------------------------------------------

The Company has all the equipment necessary at this stage. As the business grows, The Company will need to acquire computer equipment and specialized software. The number and type of computers and related equipment the Company will require will depend on an number of factors including, number of contracts the company is able to secure and whether it is prudent to subcontract a portion of the work, such as the scanning process. If we are successful in attaining the sales targets, we anticipate spending approximately $60,000 on equipment and software during the next 12 months.

This equipment and software will be used by the Company's employees and will be acquired as and when the Company builds up its own development team and reduces the amount of development work being outsourced. The first set of tasks to be undertaken in-house is the development of the custom interface and the integration of the archive PDF files with the P2D Technology. The second set of tasks to be undertaken in-house is the programming of the PDF files and the third set of tasks including scanning the back issues.

Project Lead workstation and software will include a PC computer and specialized software tool such as MS Office and MS Project for job scheduling. Each project lead workstation, including computer, software and office equipment is estimated to cost approximately $3,975 per workstation.

Graphic Artist workstation and software will include a PC computer and specialized software tools such as PhotoShop or Adobe Illustrator, a 3D Modeling tools such as Light wave or 3D Studio Max and font rendering tool such as Corel Draw. Each graphic artists workstation, including computer, software and office equipment is estimated to cost approximately $7,500 per workstation.

Programmer workstation and software will include a PC computer and specialized software tools such as J Builder, and Optimizeit. Each programmer workstation, including computer, software and office equipment is estimated to cost approximately $5,850 per workstation.

The following table sets out the expected costs and type of equipment the Company will require during the next 12 months as it secures contracts to provide its M2D Services:

                          Project        Graphic                            Support        Office
                           Lead          Artists        Programmer         Personnel       Server         Total
                       ------------------------------------------------------------------------------------------
   Computer
   Equipment           1,600            4,800           1,600             1,600           6,533          16,133

   Software            1,200           15,150           3,525             1,200           3,134          24,209

   Office
   Equipment           3,500            7,500           2,500             2,500                          16,000
                                                                                                         ------

          Total                                                                                          56,342
                                                                                                         ======

Expected Changes in Number of Employees

In the event we are able achieve the Company's sales targets and generate contracts of 10 digital magazine archives by December 31, 2001, the Company will hire 6 employees during the year ended December 31, 2001, namely a Project Lead, three Graphic Artists, one Programmer and one clerical support person. At this level the Company anticipates the payroll for its development staff to be $10,200 per month. A description of these positions is set out below.

The Company anticipate sourcing out the scanning and PDF creation until business volumes warrant completing these services in-house, therefore we do not anticipate hire a Scanner Operator or Software Technician during the year ended December 31, 2001. The Company plans to source out some of the graphic artwork for two of the first four digital magazine archive products.

As the Company's business continues to grow the staffing level will increase. If the Company were able to generate contracts to produce 2 archives per month for an extended period of time, assuming an average size magazine; we would expect each archive to be completed over a 3-month period. At this point in time the Company would employ 22 production staff, consisting of 3 Project Lead, 3 Graphic Artist, 1 Programmer, 6 scanner operators, 6 Software Technicians and 3 Clerical support persons.

If we are able to generate contracts to produce 4 archives per month for an extended period of time using the same average magazine as described above, we would expect each archive to be completed over a 4-month period. At this point in time the Company would need to employ 44 production staff, consisting of 2 Project Leads, 8 Graphic Artists, 2 Programmers, 12 scanner operators, 16 Software Technicians and 4 Clerical support persons.

The functions required to produce a digital magazine archive is expected to be performed by employees for the Company, however initially we plan to contract out these services until the sufficient contracts are in place to warrant the hiring of full time employees. The ranges in expected salaries described below reflects the amounts to be paid depending on an individuals training, skill level and experience.

a) Graphic Artist. Design of graphic user interface (custom GUI) for each digital magazine archive product. This function will be performed by a mid range graphic artist with 3 to 5 years experience. The salary range for this person is expected to be between $30,000 to $38,000 per year (or $45,000 to $57,000 Canadian dollars).

b) Programmer. Integration of the custom GUI into the P2D Technology is required for each digital magazine archive product and testing. This function will be performed by a junior programmer with 1 to 3 years experience that we expect the pay rate to range between $26,000 to $32,000 per year (or $39,000 to $48,000 Canadian dollars).

c) Scanner Operator. Scanning the back issues of a clients magazines will be required if the client does not have copies in electronic file format. We may be required to convert other electronic formats (such as Quark Express) to PDF. These tasks will be conducted by one or more individuals. Scanning back issues will be preformed by a junior clerical person, after some training time and under the supervision of the project lead. We expect to pay this junio clerical position between $14,000 and $20,000 per year (or $21,000 to $30,000 Canadian dollars).

d) PDF Technician. Creating PDF files from scanned images or converting other electronic formats (such as Quark Express) to PDF. Programming of PDF file to include the features required by the client. Ideally this person will have 2 to 3 years experience in the publishing industry using PDF files. We expect the pay rate for this position to range between $28,000 to $36,000 per year (or $42,000 to $54,000 Canadian dollars).

e) Project Lead. This person be responsible to implement the entire digital archive, to liaise with client and to organize and conduct the usability labs (end user research groups) to ensure the custom GUI is intuitive to a sample group of existing magazine subscribers or individuals form a similar demographic group. A Project Lead is expected to supervise up to 3 magazine archive projects simultaneously. The salary range for this person is expected to be between $40,000 to $50,000 per year (or $60,000 to $75,000 Canadian dollars).

Forward Looking Information
---------------------------

This report contains certain forward-looking statements and information relating to the Company that are based upon beliefs of the Company's Management as well as assumptions made by and information currently available to the Management. When used in this Form 10-QSB, the words anticipate, believe, estimate, expect, and similar expressions, as they related to the Company and the Company's Management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to the future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward looking statements.

Risks, Trends, Uncertainties
----------------------------

*Limited Operations/Insignificant Revenues* The Company was organized in December 17 of 1997, and has conducted minimal operations since that date. The Company has limited assets of approximately $246,443 of which $20,722 is in the form of cash and $154,009 is cost of software. In 2000, the Company realized only $1,940 in other income and no amount as revenues compared to no in revenues in 1999 and 1998. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's potential profitability is questionable.

*Competition* The Company is attempting to develop a niche in a market, that is licensing specialty software, which is highly competitive with respect to name recognition, volume discounts, and quality of experienced service. There are many well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company may faces significant competition from a broad range of companies either directly competing with the Company to win contracts from potential clients or indirectly from potential clients by competing with the Information Technology departments of large magazine publishers.

*No Formal Market Feasibility Study/Lack of Marketing Plan* The Company has never conducted a formal market feasibility study or analysis to see if the product/services the it is offering will be widely accepted locally or nationally. The Company does not consider its extremely limited results of operations to date to be indicative of the feasibility of the Company to be able to succeed with its business purposes.

*Conflicts of Interest and Potential Conflicts of Interest* All of the Company's officers/directors are involved with other business and/or interests which will take a portion of their time. Although Tom Williams is willing to work full-time for the Company, he may not be able to devote 100% of his time to the Company. The other directors of the Company are available on an as need basis. Tom Williams, the Company's President, Secretary, is President of Intuitech Marketing Inc. and is an independent businessman licensed as a life insurance and mutual fund representative; James Dungate is Regional Sales Manager of Spectrum Investments, a wholly owned subsidiary of Sun Life Financial; and Allan Nienhuis is Development Manager with Class Software Solutions Ltd. Each of the directors, therefore, has other interests that will demand a certain amount of their time, which, in some instances, could be substantial. There is no assurance, therefore, if a conflict of interest arose, that it would be resolved in favor of the Company.

*Inexperience of Management* Although Mr. Williams has a varied background and experience business and has served in various capacities with other start-up companies in the past, he has not had experience in running a company in the start-up and development stage, nor has any of the Directors had any experience in the marketing, on a wholesale basis, of specialty software. This lack of experience provides for considerable risk to the Company's ultimate success.

*Dependence on Management/Key Personnel* The Company is extremely dependent on Management. The loss of any of its officers could have a material adverse effect on the Company's business. Because of the Company's limited resources, no key person insurance has been, or will be purchased on any of its officers. In addition, the future success of the Company is dependent on the performance of Management, especially Tom Williams, and his ability to attract and motivate and retain highly qualified employees, when and if the Company has sufficient funds to do so. In the meantime, the Company's business plan is based almost entirely on Tom Williams analysis of market trends, his ability to market the Company's M2D Services to its prospective clients. The Company, as of this date has a limited marketing staff as is depended on its existing staff to perform.

The Company is highly dependent, therefore, on Mr. Williams ability to market its products. The loss of Tom Williams' services would have a material adverse effect on the Company.

*Need for Additional Financing* Unless the Company is able to generate sufficient revenues to successfully develop and sustain its business operations, the survival of the Company will likely depend on additional financing. No assurance can be made that such financing would be available, and, if available, whether it would take the form of debt or equity financing. In either case, additional financing could have a negative impact on the Company's shareholders. The Company may seek financing in the form of debt financing in the form of a loan, which could be from an individual or financial institution. Such loan could put the Company at risk for amounts greater than its assets, and, if not promptly repaid, could result in bankruptcy. If the Company attempted equity financing in the form of either a private placement or a another type of offering, there can be no assurance that the Company would be successful in selling such an offering or finding an underwriter willing to do; such an offering could result in further dilution to present shareholders.

Item 7.  Financial Statements

The following audited financial statements for the year ended December 31, 2000 and 1999 are included herewith:

                  MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2000

                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------

To the Stockholders and Board of Directors
Monarch Media and Entertainment Group, Inc.

     We have audited the accompanying consolidated balance sheets of Monarch Media and Entertainment Group, Inc. (a development stage company) as of December 31, 2000, and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception (December 30, 1997) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Media and Entertainment Group, Inc. as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years the ended, and for the period from inception (December 30, 1997) to December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Reno, Nevada
April 6, 2001

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                            December 31, 2000 and 1999
                         (See Independent Auditors' Report)

                                     ASSETS

                                                              2000         1999
                                                        ----------   ----------
Current Assets
   Cash                                                 $   20,722   $    1,904
   Accounts receivable                                       9,314         -
   Loan receivable, related party                           53,092       50,000
   Interest receivable                                         875         -
   Prepaid expenses                                          8,431         -
                                                        ----------   ----------
                                                            92,434       51,904
                                                        ----------   ----------
Other Assets
   Web site (net of amortization of $225)                    1,796         -
   Deferred development and software                       152,213         -
                                                        ----------   ----------
      Total Other Assets                                   154,009         -
                                                        ----------   ----------

      Total Assets                                      $  246,443   $   51,904
                                                        ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                     $   37,124   $     -
   Accrued liabilities                                         916         -
   Due to stockholders                                         470         -
                                                        ----------   ----------
      Total Current Liabilities                             38,510         -
                                                        ----------   ----------

Long Term Debt, net                                         75,890         -
                                                        ----------   ----------

      Total Liabilities                                    114,400         -
                                                        ----------   ----------

Stockholders' Equity (Deficit)
   Common stock, $.001 par value. Authorized
     50,000,000 shares; issued and outstanding
     23,444,349 shares at December 31, 2000
     and 19,122,000 shares at December 31, 1999             23,444       19,122
   Additional paid in capital                              220,112       69,000
   Deficit accumulated during the development stage       (106,615)     (36,218)
   Aggregate translation adjustment                         (4,898)        -
                                                        ----------   ----------
      Net Stockholders' Equity                             132,043       51,904
                                                        ----------   ----------

      Total Liabilities and Stockholders'
      Equity (Deficit)                                  $  246,443   $   51,904
                                                        ==========   ==========

     The accompanying notes are an integral part of the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  For the Years Ended December 31, 2000 and 1999
            and From Inception (December 30, 1997) to December 31, 2000
                        (See Independent Auditors' Report)

                                                                                      From
                                                                                   Inception
                                                         Years Ended                Through
                                                         December 31,             December 31,
                                                 --------------------------
                                                        2000           1999           2000
                                                 -----------     -----------     -----------
Net Sales                                        $      -        $      -        $      -
Cost of Sales                                           -               -               -
                                                 -----------     -----------     -----------
                                                        -               -               -
                                                 -----------     -----------     -----------
Expenses:
   Professional services                              60,343          23,060          96,525
   Other, selling, general and
     administrative expenses                          11,078              36          11,114
                                                 -----------     -----------     -----------
                                                      71,421          23,096         107,639
                                                 -----------     -----------     -----------

Loss from Operations                                 (71,421)        (23,096)       (107,639)
                                                 -----------     -----------     -----------

Other Income (Expense)
   Interest income                                     1,940            -              1,940
   Interest expense                                     (916)           -               (916)
                                                 -----------     -----------     -----------
                                                       1,024            -              1,024
                                                 -----------     -----------     -----------

        Net (Loss)                                   (70,397)        (23,096)       (106,615)

Other Comprehensive (Loss) Income
   Foreign currency translation
   adjustment                                         (4,898)           -             (4,898)
                                                 -----------     -----------     -----------

        Comprehensive (Loss)                     $   (75,295)    $   (23,096)    $  (111,513)
                                                 ===========     ===========     ===========

   Net Loss per Share                            $     (.003)    $     (.002)    $     (.009)
                                                 ===========     ===========     ===========

   Weighted average shares
     outstanding                                  22,369,691      12,393,495      12,280,126
                                                 ===========     ===========     ===========

     The accompanying notes are an integral part of the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIODS ENDED December 31, 2000 AND 1999
          AND FROM INCEPTION (DECEMBER 30, 1997) TO December 31, 2000
                       (See Independent Auditors' Report)

                                                                                      From
                                                                                   Inception
                                                         Years Ended                Through
                                                         December 31,             December 31,
                                                 --------------------------
                                                        2000           1999           2000
                                                 -----------     -----------     -----------
Cash Flows from (for) Operating Activities:
   Net income (loss)                             $   (70,397)    $   (23,096)    $  (106,615)
                                                 -----------     -----------     -----------
Adjustments to reconcile net loss to
   net cash used by operating activities:
     Amortization                                        225            -                225
     Common stock issued for pro-
      fessional services rendered                       -             11,017          13,122
     (Increase) in receivables                       (12,029)        (50,000)        (62,029)
     (Increase) in prepaid expenses                   (6,778)           -             (6,778)
     (Increase) in software and deferred
      development costs                              (99,717)           -            (99,717)
     Increase (Decrease) in accounts payable          34,746         (11,017)         34,746
     Increase in accrued liabilities                     916            -                916
     Increase in due to stockholders                     470            -                470
                                                 -----------     -----------     -----------
        Net Adjustments                              (82,167)        (50,000)       (119,045)
                                                 -----------     -----------     -----------
        Net Cash (Used) by
          Operating Activities                      (152,564)        (73,096)       (225,660)
                                                 -----------     -----------     -----------

Cash Flows From Investing Activities:
   Cash acquired during acquisition                   98,473            -             98,473
                                                 -----------     -----------     -----------
   Net Cash Provided by Investing
      Activities                                      98,473            -             98,473
                                                 -----------     -----------     -----------

Cash Flows From Financing Activities:
   Proceeds from debt                                 75,890            -             75,890
Proceeds from sales of stock                            -             75,000          75,000
                                                 -----------     -----------     -----------
  Net Cash Provided by
      Financing Activities                            75,890          75,000         150,890
                                                 -----------     -----------     -----------

Effect of Exchange Rate on Cash                       (2,981)           -             (2,981)
                                                 -----------     -----------     -----------

Net increase (decrease) in cash                       18,818           1,904          20,722

Cash at beginning of year                              1,904            -               -
                                                 -----------     -----------     -----------

Cash at end of period                            $    20,722     $     1,904     $    20,722
                                                 ===========     ===========     ===========

     The accompanying notes are an integral part of the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED December 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO December 31, 2000
                      (See Independent Auditors' Report)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                      From
                                                                                   Inception
                                                         Years Ended                Through
                                                         December 31,             December 31,
                                                 --------------------------
                                                        2000           1999           2000
                                                 -----------     -----------     -----------
Cash paid during the year for interest           $      -        $      -        $      -
                                                 ===========     ===========     ===========

Cash paid during the year for income taxes       $      -        $      -        $      -
                                                 ===========     ===========     ===========


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES


Assets and Liabilities Acquired in Acquisition
   Receivables                                                   $   1,315
   Prepaid expenses                                                  1,720
   Deferred development and software                                56,400
   Accounts payable                                                 (1,097)
   Other payables                                                   (1,376)

     The accompanying notes are an integral part of the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIODS ENDED December 31, 2000 AND 1999
            AND FROM INCEPTION (DECEMBER 30, 1997) TO December 31, 2000
                       (See Independent Auditors' Report)

                                                                                  Deficit         Equity
                                                                                Accumulated     Adjustment
                                                               Additional        During the    From Foreign
                                    Common Stock                Paid-in         Development      Currency
                              -------------------------
                                Shares         Amount           Capital            Stage        Translation         Total
                              ----------     ----------        ----------       -----------     ------------      -----------
Issuance of shares of
 common stock during
 1997, for professional
 services rendered             2,105,300     $    2,105       $      -          $      -        $      -         $    2,105

Net loss for 1997                   -              -                 -               (2,105)           -             (2,105)
                              ----------     ----------       -----------       -----------     -----------      ----------

Balance, December 31,
  1997                         2,105,300          2,105              -               (2,105)           -               -

Net loss for 1998                   -              -                 -              (11,017)           -            (11,017)
                              ----------     ----------       -----------       -----------     -----------      ----------

Balance, December 31,
  1998                         2,105,300          2,105              -              (13,122)           -            (11,017)

Issuance of shares of
  common stock during
  1999 for professional
  services rendered           11,016,800         11,017              -                 -               -             11,017

Issuance of shares of
  common stock for cash
  on December 1, 1999 at
  $.0125 per share             6,000,000          6,000            69,000              -               -             75,000

Net loss for 1999                   -              -                 -              (23,096)           -            (23,096)
                              ----------     ----------       -----------       -----------     -----------      ----------

Balance, December 31,
  1999                        19,122,100         19,122            69,000           (36,218)           -             51,904

Issuance of shares of
  common stock on
  March 31, 2000 for
  all shares of Intuitech
  Marketing, Inc. at
  $.036 per share              4,322,249          4,322           151,112              -               -            155,434


     The accompanying notes are an integral part of the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIODS ENDED December 31, 2000 AND 1999
            AND FROM INCEPTION (DECEMBER 30, 1997) TO December 31, 2000
                       (See Independent Auditors' Report)

                                                                                  Deficit         Equity
                                                                                Accumulated     Adjustment
                                                               Additional        During the    From Foreign
                                    Common Stock                Paid-in         Development      Currency
                              -------------------------
                                Shares         Amount           Capital            Stage        Translation         Total
                              ----------     ----------        ----------       -----------     ------------      -----------
Aggregate Adjustment
  resulting from trans-
  lation of financial state-
  ments into U.S. dollars           -              -                 -                 -             (4,898)         (4,898)

Net loss through December
     31, 2000                       -              -                 -              (70,397)           -            (70,397)
                              ----------     ----------       -----------       -----------     -----------      ----------

Balance, December 31,
 services rendered             2,105,300     $    2,105       $      -          $      -        $      -         $    2,105
     2000                     23,444,349     $   23,444       $   220,112       $  (106,615)    $    (4,898)     $  132,043
                              ==========     ==========       ===========       ===========     ===========      ==========

     The accompanying notes are an integral part of the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION
------------

Organization and Operations

     Monarch Media and Entertainment Group, Inc. and its wholly owned subsidiary, Intuitech Marketing, Inc. (collectively "Company"), a development stage enterprise, operates in the business of acquiring and enhancing existing software technologies and products so that they can be reintroduced to the market place. Specifically, the Company's primary business is providing M2D Services to publishers of magazines and trade journals. M2D Services, or magazines to digital, is the process of creating a new product for publishers by repackaging the back issues of their magazines or trade journals into an electronic format and presenting them on a CD-ROM or DVD using Intuitech's P2D Technology. Digital Archive refers to the new product created using M2D Services that may contain as few as one or as many as hundreds of back issues of a publication.

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

     The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1999:

                                           2000            1999
                                    -----------     -----------

     Net Loss for year              $   (75,155)    $   (27,063)
                                    ===========     ===========

     Earnings per share:
        Basic
           Net Loss                 $     (.003)    $     (.002)
                                    ===========     ===========

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

     The consolidated financial statements include the accounts of Monarch Media and Entertainment Group, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year's presentation.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


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

     There is no assurance that the Company's research, development, and marketing activities will be successful, that the Company will have commercially acceptable products, or that the Company will achieve significant sales of such products. The Company has incurred net losses and has an accumulated deficit at December 31, 2000. In addition, the Company operates in an environment of rapid change in technology and is dependent upon its ability to obtain additional funding and execute its business plan. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue as a business.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Foreign Operations and Currency Risks

     A significant portion of the Company's operations consists of developing its product in a foreign jurisdiction, specifically Canada. The Company anticipates selling its product in foreign countries as well as the United States. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company develops and distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and other currencies, specifically the Canadian dollar. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales and expenses in those currencies decreases, and vice-versa. Additionally, to the extent the Company's foreign operations with functional currencies other then the U.S. dollar transact business in countries other then the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, currency exchanges fluctuations can have a translation impact on the Company's financial position. During the year ended December 31, 2000, the Company recognized foreign currency transaction losses of $29 which was charged to operations.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Translation of Foreign Currencies

     The financial position and results of operations of the Company's foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account and included in other comprehensive income. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income. Foreign currency exchange gains and losses are included in net income.


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


Concentrations of Credit Risk

     The Company maintained cash balances at various banks, one was located in Hendersonville, Tennessee. Accounts at this institution were insured by the Federal Deposit Insurance Corporation up to $100,000. This account was closed at December 31, 2000. The other bank deposit accounts are maintained in one bank in Canada. Accounts at the bank are insured by the Canadian Deposit Insurance Corporation (CDIC) up to $60,000 (Canadian currency) per bank. The Company's cash balances, at times, may exceed insured limits.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


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

     The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers.

     Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Asset Impairment

     The Company reviews its intangibles and other long-lived assets periodically in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized. At December 31, 2000, it was determined that there were no asset impairments.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Segment Reporting

     During the year ended June 30, 1999, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that for the years ended December 31, 2000 and 1999, it operated in one business segment.

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

     Since the Company had no common shares that are potentially issuable, such as stock options, convertible preferred stock, and warrants, for the year ended December 31, 1999, basic and diluted earnings per share are the same. Since the fully diluted loss per share for 2000 was antidilutive, basic and diluted earnings per share are the same. Accordingly, the common shares potentially issuable upon conversion of convertible debt during the year ended December 31, 2000 of 1,340,000 shares were not included in the calculation of diluted earnings per common share.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


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

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. However, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have little impact on the Company's financial statements.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


NOTE 2- RELATED PARTY TRANSACTIONS
----------------------------------

Software and Development Costs

     In December 1999 Intuitech purchased developed software for approximately $33,000 from Helikon Technologies, Inc., a company related at that time by common ownership and management.

     In February 2000 Intuitech entered into a verbal agreement, formalized in a written agreement November, 2000, with Helikon Technologies, Inc. (Helikon), a company related at that time by common ownership and management, whereas Helikon is to develop software for Intuitech for an approximate cost of $130,000. Since the original agreement, the cost of completion has been amended to be approximately $146,000. As of December 31, 2000 Intuitech has paid and accrued $118,832 for the progression of the software development.

Consulting Fees

     Intuitech Marketing, Inc. paid Tom Williams, a stockholder/officer for performing consulting services. During the nine months (from acquisition to December 31, 2000) ended December 31, 2000 Intuitech paid $19,199 for these services and there is no amount due for these services.

     Monarch Media paid David Mead, a minority stockholder, $23,060 for performing consulting services during the year ended December 31, 1999. There were no such services or fees during 2000. There were no amounts due for these services as of December 31, 2000 nor 1999.

Related Party Receivables

     Notes Receivable at December 31, 2000 and 1999, were due from the following related parties:

                                                               2000        1999
                                                         ----------  ----------
     Note receivable from an affiliated company.,
     related by common director/officer, 7% interest $ 50,000 $ 50,000 Notes receivable from stockholder/officer,
     1% interest                                              3,092        -
                                                         ----------  ----------
                                                         $   53,092  $   50,000
                                                         ==========  ==========

     Due to the short-term nature of the notes receivable, the recording of any adjustments to reflect a market value rate of interest is immaterial to these financial statements. Interest income of $1,457 was recognized in relation to these notes for the year ended December 31, 2000.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


NOTE 2- RELATED PARTY TRANSACTIONS - Continued
----------------------------------

Office Lease

     The Company leases office spaces from Leprechaun Management Corp., a company controlled by a Monarch Media minority stockholder, on a month to month basis for approximately $1,400 per month ($700 for Monarch and $700 for Intuitech). During the year ended December 31, 2000, the Company incurred expenses related to the leasing of these office spaces in the amount of $2,910.

Other Technical and Support Services

     The Company, from time to time, may hire related parties to provide technical and/or administrative services. During the year ended December 31, 2000, the Company incurred approximately $12,000 in such services.

Notes Payable

     At December 31, 2000, the Company has a $25,890 long term note payable to Leprechaun Management Corp., a company controlled by a Monarch Media minority stockholder. The note is due September 22, 2003 and has accrued interest payable of $119. See Note 3 for additional information on this note.

NOTE 3 - LONG TERM DEBT
-----------------------

Long term debt consisted of the following notes:

     Convertible note payable dated September 22, 2000, to
       an unrelated entity, for $40,000. The term of the loan
       agreement is for approximately three years and must be
       paid in full on or by September 22, 2003. The loan
       bears interest of 7% per annum, interest is payable
       on demand or at the term of the loan. The lender at
       anytime may convert all or a portion of the loan into
       common stock at a conversion rate of one share for
       every 5 cents of the loan balance.                            $   40,000

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000


NOTE 3 - LONG TERM DEBT - Continued
-----------------------

     Convertible note payable dated December 2, 2000, to
       a company controlled by a Monarch Media minority stockholder, for $27,000. The term of the loan agreement is for three
       years and must be paid in full on or by September 22, 2003.
       The loan bears a face interest of 7% per annum, has an
       effective interest rate of 8.6%, interest is payable to
       the lender on demand or at the term of the loan. The
       lender at anytime may convert all or a portion of
       the loan into common stock at a conversion rate of one
       share for every 5 cents of the loan balance.
       The note was issued at a discount of $1,132, which
       will be recognized over the life of the loan using the
       effective interest method. The balance of the discount
       at December 31, 2000 is $1,110.                                   25,890

     Note payable dated December 6, 2000, to an unrelated entity for $10,000.
       The term of the loan agreement is for approximately three
       years and must be paid in full on or by September 22, 2003.
       The loan bears interest of 7% per annum, interest is payable
       on demand or at the term of the loan.                             10,000
                                                                     ----------
                                                                         75,890
           Less: Current Portion                                           -
                                                                     ----------

           Total Long Term Debt                                      $   75,890
                                                                     ==========

     Maturities on long term debt are as follows:

          Year Ended
         December 31,
        -------------
             2001                                    $   -
             2002                                        -
             2003                                      75,890
             2004                                        -
             2005 and thereafter                         -
                                                     --------
                                                     $ 75,890
                                                     ========

     The amount of interest costs incurred for the year ended December 31, 2000, was $916.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
           AND FROM INCEPTION (DECEMBER 30, 1997) TO DECEMBER 31, 2000

NOTE 4 - INCOME TAXES
---------------------

     As discussed in Note 1, the Company adopted SFAS No. 109 effective December 30, 1997. One of the provisions of SFAS 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2000 and 1999, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                                  From Inception
                                             2000          1999          to 2000
                                     ------------  ------------     ------------

     Net operating loss
       carryforwards (tax)           $     10,560  $      3,464     $    15,992
     Less: valuation allowance            (10,560)       (3,464)        (15,992)
                                     ------------  ------------     ------------
                                     $       -     $       -        $      -
                                     ============  ============     ============

     As of December 31, 2000, the Company has net operating loss carryforwards of approximately $106,615 for Federal income tax return purposes, which expire through 2015. The future tax benefits are dependent upon the Company's ability to generate future earnings.

     In addition, the Company has not filed any income tax returns since its inception. Currently, all tax returns from inception have been substantially prepared and are expected to be filed by May 15, 2001. However, due to the judgment involving the realizability of any net operating loss carryforward due to the lack of revenues by the Company, a deferred income tax valuation allowance has been recorded for the full amount of the deferred tax asset attributable to the net operating loss carryforward.


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

     The Company entered into a loan agreement with a company controlled by a Monarch Media minority stockholder on March 1, 2001 for approximately $19,500 ($30,000 Canadian dollars). The loan was funded one half in March and one half in April. The term of the loan agreement is for fifteen months and must be paid in full on or before June 30, 2002. The loan bears interest of 7% per annum, interest is payable to the lender on demand or at the term of the loan.

     The Company entered into an employment agreement for a sales representative with the brother of the President of the Company in March of 2001. The agreement calls for a monthly salary of approximately $1,300 plus performance bonuses and commissions ranging from 8-13% of the sales generated.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any accounting or financial disclosure matter.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors
----------------------

The names and ages of all directors and executive officers of the Company, along with their respective positions, term of office and period such position(s) was held, is as follows:

Name                       Age      Position Held & Since
--------------------       ---      ---------------------

Thomas A. Williams          42      President/Secretary, Chairman of
                                    the Board of Directors, Chief Executive
                                    Officer, Chief Financial Officer
                                    ----------------------
                                    Since April 8, 2000(1)

James B. Dungate            33      Director
                                    ----------------------
                                    Since April 8, 2000(1)

Allan J. Nienhuis           37      Director
                                    ----------------------
                                    Since April 8, 2000(1)

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders currently set for May 26, 2001 at the Company's office at 200 - 604 Columbia Street, New Westminster B.C. Canada. All directors have indicated that they will continue to serve as Directors of the Company.

Biographical Information on Officers and Directors

Thomas A. Williams, 42 years of age, is the President, Secretary and Director of the Company. Mr. Williams has served as President and Director of the Company since April 2000 and his terms expire on December 31, 2000.

Mr. Williams is President and Director of Intuitech Marketing Inc. and is contracted to provide sales and marketing services. Mr. Williams has 16 years of experience in the financial industry across Canada, currently holding licenses in the insurance and securities industries. Mr. Williams has specialized, over the last 6 years, in corporate structure and financing. Prior to this time, from 1984 to 1990, Mr. Williams was employed with Go Vacations Capital Inc., a restricted securities dealer, in various sales positions including sales manager for British Columbia. From 1990 to 1995 Mr. Williams invested extensive time and studies developing his private practice to be independent in the financial industry. He is a member in good standing of The Canadian Association of Insurance and Financial Advisors.

Mr. Williams serves as a director and or officer of a number of private companies. Mr. Williams is a Director of 2001 Global Technologies Inc., a company developing credit card security technology with manufacturing and marketing, initially in China. He is also the President of Dominion Game Marketing Ltd., a company that develops computer games to be played over the Internet (massive multiplayer games). He is also the Secretary/Treasurer and Director of Freedom IV Entertainment Group & Associates Inc. a global multi-media company positioned to provide high quality entertainment product for film, television, video, and Internet distribution. Mr. Williams is the President of WCYC Canada Management Ltd. a corporation established to manage and operate investment properties in British Columbia.

Mr. James B. Dungate, 33 years of age, is a director of the company and has served as Director of the Company since April 2000 and his term expires on December 31, 2000. Mr. Dungate has 6 years experience in the securities industry. Mr. Dungate is also Regional Sales Manager of Spectrum Investments, a wholly owned subsidiary of Sun Life Financial, operating Spectrum's Vancouver B.C. office since 1999. Spectrum is an investment management and mutual fund company. Mr. Dungate was an Investment Advisor with Nesbitt Burns, a Canadian full service securities dealer owned by the Bank of Montreal, from 1996 to 1999. Prior to this he worked as a Journalist and Researcher on a documentary on the Canadian Financial Crisis "The Days of Reckoning" produced by Stornoway Productions. During this time he has also provided investor relation services to various companies. Mr. Dungate has also been involved with a number of non-profit organizations including Generation 2000 Toronto where he was a founding member and logistics co-coordinator from 1991 to 1992, and The Evergreen Foundation where he acted as the regional manager for British Columbia from 1992 to 1994. Mr. Dungate graduated from the University of British Columbia in 1990 with a Bachelor of Arts in International Relations.

Mr. Allan J. Nienhuis, 37 years of age, is a Director of the company and has served as Director of the Company since April 2000 and his term expires on
December 31, 2000.   Mr. Nienhuis has been involved in the computer and software development industry for over 15 years. He is currently employed by Class Software Solutions Ltd., as a software developer and has been since 1998. Prior to this time, he was self-employed, as a computer aided design and manufacturing system specialist. Mr. Nienhuis has also operated a successful community (not for profit) based computer bulletin board system for several years, focusing on multiplayer computer games.


Family Relationships
--------------------

There are no familial relationships between officers and directors.


Involvement in Other Public Companies.
-------------------------------------

None of the Company's directors are involved in other public companies that would be described as "reporting" companies.

Involvement in Certain Legal Proceedings
----------------------------------------

Except as indicated below and/or hereinbefore, to the knowledge of Management, during the past five years, no present director, executive officer, or person nominated to become a director or executive officer of the Company:

   ** Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

   ** Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

   ** Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

   ** Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Beneficial Ownership Reporting Compliance - Compliance with 16(a)
----------------------------------------------------------------

There are no known failures to file any report and, as to the best of the Company's knowledge, no other reports were required to be filed in 2000 by these individuals nor any other individuals or entities.

Item 10.  Executive Compensation

The following table sets forth certain information as to compensation received by the Company's President and Secretary who is also a director of the Company for the three fiscal years ended December 31, 2000

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                  ---------
                                                                                 Compensation
                                                                                 ------------
                                                       Annual Compensation          Awards
                                                       -------------------          ------
                                                                                  Securities
                                                                                  ----------
                                                  Salary /                        Underlying            All Other
                                                  -------                         ----------            ---------
Name and Principal Position           Year      Consulting            Bonus        Options(#)          Compensation
                                      ----      ----------            -----        ---------           ------------
Thomas A. Williams.                   2000      $19,199              $     0          0                   $     0
President and Secretary, Director     1999            0                    0          0                         0
                                      1998            0                    0          0                         0

David Mead.                           2000      $     0              $     0          0                   $     0
Former Secretary and Director         1999       23,060                    0          0                         0
                                      1998            0                    0          0                         0

Options/SAR Grants
------------------

There were no stock options or stock appreciation rights granted to any executive officer since its inception through present date.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table
--------------------------------------------------------------------------

Not applicable.

Long Term Incentive Plans
-------------------------

There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

Compensation of Directors
-------------------------

The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors.

Employment Contracts and Termination of Employment
and Change in Control Arrangements
--------------------------------------------------

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.

Item 11.  Security Ownership Certain Beneficial Owners and Management

The following table sets forth the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company. The following information is based on 23,444,349 shares issued and outstanding as of the date hereof.

Security Ownership of Beneficial Owners (1):

--------------------------------------------------------------------------------
Title of Class     Name & Address              Amount                  Percent
--------------------------------------------------------------------------------

Common Stock       Maria Lousa DiRuggiero      1,375,000                5.8%
                   15185 22nd Ave. Suite 209
                   Surrey, BC  V4E 9T4
--------------------------------------------------------------------------------

Common Stock       Steve Haqq                  1,375,000                5.8%
                   13626 22 A Ave.
                   Surrey, BC  V4A 9V2
--------------------------------------------------------------------------------


The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company. The information below is based on 23,444,349 shares issued and outstanding as of the date hereof.

Security Ownership of Management (2):

--------------------------------------------------------------------------------
Title of Class     Name & Address              Amount                  Percent
--------------------------------------------------------------------------------

Common Stock       Tom Williams                  587,320                2.50%
--------------------------------------------------------------------------------

Common Stock       Allan Nienhuis              1,075,000                4.59%
--------------------------------------------------------------------------------

Common Stock       James Dungate                     Nil                N/A
--------------------------------------------------------------------------------
                   Officers & Directors        1,662,320                7.09%
                   as a group
--------------------------------------------------------------------------------

(1) None of the Company's officer or directors have any rights to acquire additional shares of the Company's common stock, beneficially or otherwise.

Changes in Control
------------------

The Company has no arrangements that might result in a change in control of the Company.


Item 12.  Certain Relationships And Related Transactions

The Company has entered into a contract which could be construed as a related party transactions with David Williams who is the brother of Thomas Williams, President of the Company. Pursuant to an employment agreement between Intuitech Marketing Inc, and David Williams, Intuitech has agreed to pay a commission of 8% of net revenues earned from license fees of P2D Technology. The commission rate of 8% applies to net earning form the first 30 units sold and increases to 13% of net earning form the after the first 30 units. Intuitech will pay an advance against future commissions in the amount of $1,333 per month.

                                    PART III

Item 13.  Exhibits and Reports on 8-K

None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Registrant:

                                                 MONARCH MEDIA AND ENTERTAINMENT
                                                 GROUP, INC.
Date: April 20, 2001                     By:
                                                 -------------------------------
                                                 Thomas A. Williams
                                                 President, Secretary
                                                 Chief Executive Officer, Chief
                                                 Financial Officer, Chairman of
                                                 the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 23, 2001                    By:
                                                 -------------------------------
                                                 Thomas A. Williams
                                                 President, Secretary
                                                 Chief Executive Officer, Chief
                                                 Financial Officer, Chairman of
                                                 the Board of Directors


Date: April 23, 2001                    By:
                                                 -------------------------------
                                                 Allan Nienhuis
                                                 Director


Date: April 20, 2001                    By
                                                 -------------------------------
                                                 James Dungate
                                                 Director


SUPPLEMENTALINFORMATION:

A proxy statement is not being furnished at this time, nor has the Company furnished its shareholders with annual reports. Copies of an annual report for the period covered by this Report, if distributed subsequent to the filing date hereof; will be furnished to the Commission when available.