Form 10QSB
period 2001-03-31
MONARCH MEDIA & ENTERTAINMENT GROUP INC
filed 2001-05-18
CIK 1082314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                        Commission File Number 000-30933

                   Monarch Media and Entertainment Group, Inc.
                  ---------------------------------------------
        (Exact name of registrant as specified in its corporate charter)


              NEVADA                                 88-0436489
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)


         200 - 604 Columbia Street, New Westminster, B.C. Canada V3M 1A5
        ----------------------------------------------------------------
                    (Address of principal executive offices)

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

                               X   Yes           No
                             -----         -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                 Outstanding as of March 31, 2001
             -----                 --------------------------------
          Common Stock                       23,444,349

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Item 2.    Management's Discussion and Analysis
           or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

     Monarch's business, through is subsidiary Intuitech Marketing Inc., is providing M2D Services to publishers of magazines and trade journals. M2D Services, or magazines to digital, is the process of creating a new product for publishers by repackaging the back issues of their magazines or trade journals into an electronic format and presenting them on a CD-ROM or DVD using Intuitech's P2D Technology. This digital archive may contain as few as one or as many as hundreds of back issue of a publication.

     The Company has not yet sold any M2D Service. The Company's business plan called for to the enhancement of the P2D Technology to be substantially complete before the marketing phase began. During the period ended March 31, 2001 the Company has completed developed of the P2D Technology and performed extensive internal tests, and believes the product is now ready for full commercialization. However, until commercialization of the product is commenced, there can be no assurance that additional development work will not be required. Although beta versions of the product did not show any operating problems, upon large-scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further developments of the Company's business.

Marketing Activity

During the three month period ended March 31, 2001 and up to the date of this report the Company has contacted 297 magazine publishers by telephone.

If the prospective customer is interested in learning more, they are directed to the Company's web site and provided a user name and password to get access to the publisher services section of the web site. Then an introductory letter, along with a CD ROM brochure is mailed to the prospective customer. During the three month period ended March 31, 2001 and up to the date of this report the Company has delivered 91 introductory letter with CD ROM brochures.

This introductory letter is followed up and the prospective customer is requested to complete a questionnaire describing the particulars of their publication. From this information the Company creates an assessment report (averaging 10 to 14 pages, plus appendixes), which describes how the P2D Technology can create a new product for the publisher, how this new product could be marketed, who it would be marketed to, what costs the prospective customer could expect to create and duplicate a Digital Magazine Archive, and what their breakeven point might be. During the three month period ended March 31, 2001 and up to the date of this report the Company has received 11 questionnaires, has prepared 5 assessments reports and is currently working on preparing 6 additional assessments reports.

     During the three month period ended March 31, 2001, the Company increased its sales activities, hiring 2 employees, one telephone marketing person and a senior sales representative. Mr. Williams will continue to work on sales, however he will reduce the amount of time on the Company's sales efforts. Mr. Williams is expected to spent a minimum of 50% of his time on the Company's business.

     The Company is a development Stage Company and has not yet begun to earn revenues.


Cash Requirements

     On March 31, 2000, the Company's consolidated financial statement shows a cash position of $20,722. The Company borrowed $19,523 pursuant to a loan agreement dated March 1, 2001 that was funded March 1, 2001 as to $9,761.50 and on April 16, 2001 as to the balance of $9,761.50. The Company's current cash requirements are directed towards its sales efforts. The monthly costs of the sales force, including wages or consulting fees for $3,670, office rent for $1,350, telephone, web site maintenance, postage and other miscellaneous costs for $800 is approximately $5,820 per month (or $8,690 Canadian dollars).

     The Company has sufficient resource to continue its operations until June 2001 at which time we anticipate the need to raise additional working capital either through borrowing additional funds, issuing addition equity capital, or by generating income from operations.

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

     These new products will focus on three different areas, one area is in improving productivity in creating PDF files from scanned images and the second area is enhancing the features of the P2D Technologies to improve the product a publisher can market to it customers. The third area is creating of variations in packaging of the existing P2D Technology and services to be delivered to the client

     In regards to the productivity tools, we intend to conduct a feasibility study in regards to (i) developing a "plug-in" for Adobe Capture or a standalone product which would allow two scanned images of the same page to be integrated in producing one PDF file and (ii) creating a PDF file which contains a single page partially formatted in "normal" and part in "graphic with hidden text".
The second set of software products will enable the company to greatly expand the number of publications it can transfer at any given period of time.

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

The following table sets out the expected costs and type of equipment the Company will require during the next 12 months as it secures contracts to provide its M2D Services:

                    Project     Graphic                     Support        Office
                     Lead       Artists      Programmer    Personnel       Server       Total
                 ------------------------------------------------------------------------------
 Computer           1,600        4,800        1,600         1,600          6,533        16,133
 Equipment

 Software           1,200       15,150        3,525         1,200          3,134        24,209

 Office             3,500        7,500        2,500         2,500                       16,000
 Equipment
                                                                                        ------
   Total                                                                                56,342
                                                                                        ------

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


    Scanning back issues will be preformed by a junior clerical person, after some training time and under the supervision of the project lead. We expect to pay this junior clerical position between $14,000 and $20,000 per year
    (or $21,000 to $30,000 Canadian dollars).

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

         None.

Item 5.  Other Information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - as follows

Exhibit A.  Employment Agreement between Intuitech Marketing Inc. and William
Hunt dated January 2, 2001. This agreement was filed as Exhibit H of the Company's Form 10-SB12G/A dated April 30, 2001 and is incorporated herein by this reference.

Exhibit B.  Employment Agreement between Intuitech Marketing Inc. and David
Williams dated March 26, 2001. This agreement was filed as Exhibit I of the Company's Form 10-SB12G/A dated April 30, 2001 and is incorporated herein by this reference.

Exhibit C.  Amendment to Consulting Agreement between Intuitech Marketing Inc.
and Thomas Williams dated March 16, 2001. This agreement was filed as Exhibit J of the Company's Form 10-SB12G/A dated April 30, 2001 and is incorporated herein by this reference.

Exhibit D. Amendment dated February 1, 2001 to Software Development Agreement between Helikon Technologies Inc. and Intuitech Marketing Inc. dated November 1,
2000. This agreement was filed as Exhibit K of the Company's Form 10-SB12G/A dated April 30, 2001 and is incorporated herein by this reference.


         (b) Reports on Form 8-K - None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.


By: /s/ Tom Williams
    --------------------------------
  Tom Williams, President

Date: May 9, 2001



