Form 10QSB/A
period 2001-03-31
MONARCH MEDIA & ENTERTAINMENT GROUP INC
filed 2001-05-23
CIK 1082314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2001
                                   (Unaudited)

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                       MARCH 31     DECEMBER 31
                                                         2001          2000
--------------------------------------------------------------------------------
                                                      (Unaudited)    (Audited)

ASSETS
Current
   Cash                                              $     4,798    $    20,722
   Accounts receivable                                     9,704          9,314
   Loan receivable, related party                         54,124         53,092
   Interest receivable                                     1,750            875
   Prepaid expenses                                        6,512          8,431
                                                     --------------------------
                                                          76,888         92,434

Equipment                                                    463           -
Website (net of amortization of $393)                      1,628          1,796
Deferred Development And Software                        160,979        152,213
                                                     --------------------------
                                                     $   239,958    $   246,443
================================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities          $    56,668    $    38,040
   Due to shareholders                                     1,091            470
                                                     --------------------------
                                                          57,759         38,510

Long Term Debt, net                                       85,741         75,890
                                                     --------------------------
                                                         143,500        114,400
                                                     --------------------------

STOCKHOLDERS' EQUITY

Common Stock
   Authorized:
     50,000,000 shares at $0.001 par value
   Issued and Outstanding:
     23,444,349 shares                                    23,444         23,444

   Additional paid-in capital                            220,112        220,112

Deficit Accumulated During The Development Stage        (140,822)      (106,615)
Cumulative Translation Adjustment                         (6,276)        (4,898)
                                                     --------------------------
                                                          96,458        132,043
                                                     --------------------------

                                                     $   239,958    $   246,443
================================================================================

               See accompanying notes to the financial statements

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                                     INCEPTION
                                        THREE MONTHS ENDED            THROUGH
                                              MARCH 31                MARCH 31
                                        2001          2000             2001
--------------------------------------------------------------------------------

Net Sales                              $     -      $     -         $      -
Cost Of Sales                                -            -                -
                                       ----------------------------------------
                                             -            -                -
                                       ----------------------------------------

Expenses
   Professional services                   15,841          619          103,909
   Other selling, general and
    administrative expenses                18,626         -              29,740
                                       ----------------------------------------
                                           34,467          619          133,649
                                       ----------------------------------------

Loss From Operations                      (34,467)        (619)        (133,649)
                                       ----------------------------------------

Other Income (Expense)
   Interest income                          1,622          250            3,562
   Interest expense                        (1,362)         (24)          (2,278)
                                       ----------------------------------------
                                              260          226            1,284
                                       ----------------------------------------

Net Loss                                  (34,207)        (393)        (132,365)

Other Comprehensive (Loss) Income
   Foreign currency translation
     adjustment                            (1,378)        -              (6,276)
                                       ----------------------------------------

Comprehensive (Loss)                   $  (35,585)  $     (393)     $  (138,641)
===============================================================================

Net Loss Per Share                     $    (0.01)  $    (0.01)
==============================================================

Weighted Average Number Of Shares
   Outstanding                         23,444,349   19,122,100
==============================================================

               See accompanying notes to the financial statements

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                     INCEPTION
                                        THREE MONTHS ENDED            THROUGH
                                              MARCH 31                MARCH 31
                                        2001          2000             2001
--------------------------------------------------------------------------------

Cash Flows From Operating
  Activities
   Net loss for the period             $  (34,207)  $     (393)     $  (140,822)

Adjustment To Reconcile Loss To Net
  Cash Used By Operating Activities
   Amortization                               168         -                 393
   Common stock issued for
    professional services
    rendered                                 -            -              13,122
   (Increase) in receivables               (2,297)        (250)         (64,326)
   (Increase) Decrease in prepaid
      expenses                              1,919       (1,381)          (4,859)
   Increase in accounts payable            18,628         -              54,290
   Increase in due to stockholders            621        2,000            1,091
                                       ----------------------------------------
                                          (15,168)         (24)        (141,111)
                                       ----------------------------------------

Cash Flows From Investing Activities
   (Increase) in software and deferred
     development costs                     (8,766)        -            (108,483)
   (Increase) in equipment                   (463)        -                (463)
   Cash acquired during acquisition          -            -              98,473
                                       ----------------------------------------
                                           (9,229)        -             (10,473)
                                       ----------------------------------------

Cash Flows From Financing Activities
   Proceeds from sale of stock               -            -              75,000
   Proceeds from debt                       9,851         -              85,741
                                       ----------------------------------------
                                            9,851         -             160,741
                                       ----------------------------------------

Effect Of Exchange Rate Changes
  On Cash                                  (1,378)        -              (4,359)
                                       ----------------------------------------

(Decrease) Increase In Cash               (15,924)         (24)           4,798

Cash, Beginning Of Period                  20,722        1,904             -
                                       ----------------------------------------

Cash, End Of Period                    $    4,798   $    1,880      $     4,798
================================================================================

               See accompanying notes to the financial statements

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION
------------

Interim financial statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Monarch Media & Entertainment Group, Inc. and its subsidiary reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of March 31, 2001, and their results of operations for the three months ended March 31, 2001 and 2000, and from inception to March 31, 2001, changes in stockholders' equity for the three months ended March 31, 2001 and cash flows for the three months ended March 31, 2001 and 2000, and from inception to March 31, 2001. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements, notes to financial statements and the other information in the Annual Report on Form 10K-SB for the year ended December 31, 2000 previously filed by Monarch Media and Entertainment Group, Inc. with the SEC.

     The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

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

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION- Continued
------------

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

     There is no assurance that the Company's research, development, and marketing activities will be successful, that the Company will have commercially acceptable products, or that the Company will achieve significant sales of such products. The Company has incurred net losses and has an accumulated deficit at March 31, 2001. In addition, the Company operates in an environment of rapid change in technology and is dependent upon its ability to obtain additional funding and execute its business plan. If the Company is unable to successfully bring its technologies to commercialization, it is unlikely that the Company could continue as a business.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Foreign Operations and Currency Risks

   A significant portion of the Company's operations consists of developing its product in a foreign jurisdiction, specifically Canada. The Company anticipates selling its product in foreign countries as well as the United States. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company develops and distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and other currencies, specifically the Canadian dollar. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales and expenses in those currencies decreases, and vice-versa. Additionally, to the extent the Company's foreign operations with functional currencies other then the U.S. dollar transact business in countries other then the U.S., exchange rate changes between two foreign currencies could ultimately impact the Company. Finally, currency exchanges fluctuations can have a translation impact on the Company's financial position. During the period ended March 31, 2001, the Company recognized foreign currency transaction losses of $1,378, which was charged to cumulative translation adjustment account presented as a portion of stock holders equity.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION- Continued
------------

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

Concentrations of Credit Risk

     The Company maintains cash balances at on bank located in Vancouver Canada. Accounts at the bank are insured by the Canadian Deposit Insurance Corporation
(CDIC) up to $60,000 (Canadian currency) per bank. The Company's cash balances, at times, may exceed insured limits.

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

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Asset Impairment

     The Company reviews its intangibles and other long-lived assets periodically in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized. At March 31, 2001, it was determined that there were no asset impairments.

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

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

     Since the fully diluted loss per share for the period under review was antidilutive, basic and diluted earnings per share are the same. Accordingly, the common shares potentially issuable upon conversion of convertible debt during the period ended March 31, 2001 of 1,340,000 shares were not included in the calculation of diluted earnings per common share.

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

As of March 31, 2001 Intuitech has paid and accrued $127,979 for the progression of the software development.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 2- RELATED PARTY TRANSACTIONS- Continued
----------------------------------

Consulting Fees

     Intuitech Marketing, Inc. paid Tom Williams, a stockholder/officer for performing consulting services. During the three months ended March 31, 2001 Intuitech paid $7,006 for these services and there is no amount due for these services.

Employee

     The Company entered into an employment agreement for a sales representative with the brother of the President of the Company in March of 2001. The agreement calls for a monthly advance against commission of approximately $1,300 to be offset by performance bonuses and commissions ranging from 8-13% of the sales generated. As of March 31, 20001 Intuitech has paid $335.37 (or $522.67 Canadian dollars) as a wage advance recorded as an account receivable.

Related Party Receivables

     Notes Receivable at March 31, 2001 and 2000, were due from the following related parties:
                                                              2001          2000
                                                        ----------    ----------
     Note receivable from an affiliated company,
      related by common director/officer, 7% interest $ 50,000 $ 50,000 Notes receivable from stockholder/officer,
      1% interest                                            4,124          -
                                                        ----------    ----------
                                                        $   54,124    $   50,000
                                                        ==========    ==========

     Due to the short-term nature of the notes receivable, the recording of any adjustments to reflect a market value rate of interest is immaterial to these financial statements. Interest income of $875 was recognized in relation to these notes for the three months ended March 31, 2001 and $250 for the three months ended March 31, 2000.

Office Lease

     The Company leases office spaces from a company controlled by a Monarch Media minority stockholder, on a month to month basis for approximately $1,400 per month ($700 for Monarch and $700 for Intuitech). During the three months ended March 31, 2001, the Company incurred expenses related to the leasing of these office spaces in the amount of $4,134.

Notes Payable

     At March 31, 2001, the Company has an aggregate of $35,739 in long term notes payable to a company controlled by a Monarch Media minority stockholder. The notes are due at dated between June 30, 2002 and September 22, 2003 and has accrued interest payable of $594.

     The first of these notes is a convertible note payable dated December 2, 2000, is for $27,000. The term of the loan agreement is for three years and
must be paid in full on or by September 22, 2003.   The loan bears a face
interest of 7% per annum, has an effective interest rate of 8.6%, interest is payable to the lender on demand or at the term of the loan. The lender at anytime may convert all or a portion of the loan into common stock at a
conversion rate of one share for every 5 cents of the loan balance.   The note
was issued at a discount of $1,132, which will be recognized over the life of the loan using the effective interest method. The balance of the discount at March 31, 2001 is $1,043.

The second note was issued pursuant to a loan agreement dated March 1, 2001 whereby the Company borrowed $19,523 ($30,000 Canadian dollars )that was funded March 1, 2001 as to $9,761.50 and on April 16, 2001 as to the balance of $9,761.50. This note bears interest at 7% per annum and is due June 30, 2002.

                   MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
            AND FROM INCEPTION (DECEMBER 30, 1997) TO MARCH 31, 2001
                                   (Unaudited)


NOTE 3 - SUBSEQUENT EVENTS
--------------------------

     The Company entered into a loan agreement on March 1, 2001 with a company controlled by a Monarch Media minority stockholder on for approximately $19,500 ($30,000 Canadian dollars). The loan was funded one half in March and one half in April. The second half of this loan in the amount of approximately $9,685.54 (or $15,000 Canadian Dollars) was funded on April 25, 2001.

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

Marketing Activity

During the three month period ended March 31, 2001 and up to the date of this report the Company has contacted 306 magazine publishers by telephone.

If the prospective customer is interested in learning more, they are directed to the Company's web site and provided a user name and password to get access to the publisher services section of the web site. Then an introductory letter, along with a CD ROM brochure is mailed to the prospective customer. During the three month period ended March 31, 2001 and up to the date of this report the Company has delivered 100 introductory letter with CD ROM brochures.

This introductory letter is followed up and the prospective customer is requested to complete a questionnaire describing the particulars of their publication. From this information the Company creates an assessment report (averaging 10 to 14 pages, plus appendixes), which describes how the P2D Technology can create a new product for the publisher, how this new product could be marketed, who it would be marketed to, what costs the prospective customer could expect to create and duplicate a Digital Magazine Archive, and what their breakeven point might be. During the three month period ended March 31, 2001 and up to the date of this report the Company has received 17 questionnaires, has prepared 5 assessments reports and is currently working on preparing 11 additional assessments reports.

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


Cash Requirements

     On March 31, 2000, the Company's consolidated financial statement shows a cash position of $4,798. The Company borrowed $19,523 pursuant to a loan agreement dated March 1, 2001 that was funded March 1, 2001 as to $9,761.50 and on April 16, 2001 as to the balance of $9,761.50. The Company's current cash requirements are directed towards its sales efforts. The monthly costs of the sales force, including wages or consulting fees for $3,670, office rent for $1,350, telephone, web site maintenance, postage and other miscellaneous costs for $800 is approximately $5,820 per month (or $8,690 Canadian dollars).

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



