Form 10QSB
period 2001-06-30
MONARCH MEDIA & ENTERTAINMENT GROUP INC
filed 2001-08-22
CIK 1082314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 31, 2001

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

                               X   Yes        No
                             -----      -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                 Outstanding as of June 31, 2001
              -----                 -------------------------------
           Common Stock                       23,444,349

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.





                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2001

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                        JUNE 30     DECEMBER 31
                                                         2001           2000
--------------------------------------------------------------------------------
                                                      (Unaudited)   (Audited)
                                                                    (Restated)

ASSETS
Current
   Cash                                               $       -     $    20,722
   Accounts receivable                                      16,850        9,314
   Loan receivable, related party                           54,576       53,092
   Interest receivable                                       2,671          875
   Prepaid expenses                                          3,867        8,431
                                                      -------------------------
                                                            77,964       92,434
                                                      -------------------------

Equipment                                                      463         -
Website (net of amortization of $674)                        1,347        1,796
Deferred Development And Software                          160,712      118,833
                                                      -------------------------
                                                      $    240,486  $   213,063
================================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities           $     92,588  $    38,040
   Due to shareholders                                       1,642          470
                                                      -------------------------
                                                            94,230       38,510
Long Term Debt, net                                         95,501       75,890
                                                      -------------------------
                                                           189,731      114,400
                                                      -------------------------

STOCKHOLDERS' EQUITY

Common Stock
   Authorized:
     50,000,000 shares at $0.001 par value
   Issued and outstanding:
     23,444,349 shares                                      23,444       23,444
   Additional paid-in capital                              186,732      186,732

Deficit Accumulated During The Development Stage          (161,524)    (106,615)
Cumulative Translation Adjustment                            2,103       (4,898)
                                                      -------------------------
                                                            50,755       98,663
                                                      -------------------------
                                                      $    240,486  $   213,063
================================================================================


               See accompanying notes to the financial statements

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                                           INCEPTION
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED         THROUGH
                                                            JUNE 30                     JUNE 30             JUNE 30
                                                      2001          2000          2001          2000          2001
---------------------------------------------------------------------------------------------------------------------
Net Sales                                         $      -      $      -      $      -      $      -      $      -
Cost Of Sales                                            -             -             -             -             -
                                                  -------------------------------------------------------------------
                                                         -             -             -             -             -
                                                  -------------------------------------------------------------------

Expenses
   Professional services                                1,841        11,001        17,682        11,620       105,750
   Other selling, general and
     administrative expenses                           18,109          -           36,735           475        47,849
                                                  -------------------------------------------------------------------
                                                       19,950        11,001        54,417        12,095       153,599
                                                  -------------------------------------------------------------------

Loss From Operations                                  (19,950)      (11,001)       54,417       (12,095)     (153,599)
                                                  -------------------------------------------------------------------

Other Income (Expense)
   Interest income                                        921           200         2,543           450         4,483
   Interest expense                                    (1,673)          (24)       (3,035)         -           (3,951)
                                                  -------------------------------------------------------------------
                                                         (752)          176          (492)          450           532
                                                  -------------------------------------------------------------------

Net Loss                                              (20,702)      (11,177)      (54,909)      (11,645)     (153,067)

Other Comprehensive (Loss) Income
   Foreign currency translation adjustment              8,379        (1,528)        7,001        (1,528)        2,103
                                                  -------------------------------------------------------------------

Comprehensive (Loss)                              $   (12,323)  $    12,705   $   (47,908)  $   (13,173)  $  (150,964)
=====================================================================================================================

Net Loss Per Share                                $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
=======================================================================================================


Weighted Average Number Of Shares Outstanding      23,444,349    21,283,225    23,444,349    21,283,225
=======================================================================================================



               See accompanying notes to the financial statements

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                             INCEPTION
                                                               SIX MONTHS ENDED               THROUGH
                                                                   JUNE 30                    JUNE 30
                                                             2001             2000              2001
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                                 $    (54,909)    $    (11,645)    $   (161,524)

Adjustment To Reconcile Loss To Net Cash
  Used By Operating Activities
   Amortization                                                     449             -                 674
   Common stock issued for professional services
     rendered                                                      -                -              13,122
   (Increase) in receivables                                    (10,816)            (157)         (72,845)
   (Increase) Decrease in prepaid expenses                        4,564            1,689           (2,214)
   Increase in accounts payable                                  54,548            6,507           90,210
   Increase (Decrease) in due to stockholders                     1,172             (952)           1,642
                                                           ----------------------------------------------
                                                                 (4,992)          (4,558)        (130,935)
                                                           ----------------------------------------------

Cash Flows From Investing Activities
   (Increase) in software and deferred development costs        (41,879)         (17,255)        (141,596)
   (Increase) in equipment                                         (463)            -                (463)
   Cash acquired during acquisition                                -              98,473           98,473
                                                           ----------------------------------------------
                                                                (42,342)          81,218          (43,586)
                                                           ----------------------------------------------

Cash Flows From Financing Activities
   Proceeds from sale of stock                                     -                -              75,000
   Proceeds from debt                                            19,611             -              95,501
                                                           ----------------------------------------------
                                                                 19,611             -             170,501
                                                           ----------------------------------------------

Effect Of Exchange Rate Changes On Cash                           7,001           (1,517)           4,020
                                                           ----------------------------------------------

(Decrease) Increase In Cash                                     (20,722)          75,143             -

Cash, Beginning Of Period                                        20,722            1,904             -
                                                           ----------------------------------------------

Cash, End Of Period                                        $       -        $     77,047     $       -
=========================================================================================================

               See accompanying notes to the financial statements

                    MONARCH MEDIA & ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)



1.     BASIS OF PRESENTATION

       The unaudited consolidated financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto.


2.     RESTATEMENT OF SOFTWARE COSTS

       In April 2000, the Company issued 4,322,249 shares in exchange for all of the issued and outstanding shares of Intuitech Marketing Inc. ("Intuitech") at a price of $0.036 per share. The price per share has been adjusted to $0.028 per share. As at the date of the acquisition, the value assigned to deferred development costs has been reduced by $33,380. Additional paid-in capital has been reduced by the same amount. The balance sheet as at December 31, 2000 has been restated to give effect to these changes.

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

     Monarch's business, through its subsidiary Intuitech Marketing Inc., is to create new products for its clients, which are publishers of magazines and trade journals. The Company licenses its P2D Technology and provides additional services as required, which the Company refers to as M2D Services. M2D
Services, or magazines to digital, is the process of creating a new product for publishers by repackaging the back issues of their magazines or trade journals into an electronic format and presenting them on a CD-ROM or DVD using Intuitech's P2D Technology. This new product, referred to as a Digital Archive, may contain as few as one or as many as hundreds of back issues of a publication.

     The Company has not yet licensed its P2D Technology nor sold any M2D Service. The Company's business plan required the enhancement of the P2D Technology to be substantially completed before the marketing phase began. During the period ended March 31, 2001 the Company has completed developed of the P2D Technology and performed extensive internal tests, and believes the product is now ready for full commercialization. However, until commercialization of the product is commenced, there can be no assurance that additional development work will not be required. Although beta versions of the product did not show any operating problems, upon large-scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further developments of the Company's business.

     During the period ended June 30, 2001 the Company has focused on marketing its P2D Technology and its M2D Services.

Marketing Activity

     During the six-month period ended June 30, 2001 the Company has contacted 467 (161 during the 3 months to June 30, 2001) magazine publishers by telephone or email.

     If the prospective customer is interested in learning more, they are directed to the Company's web site and provided a user name and password to get access to the publisher services section of the web site. Then, an introductory letter and a CD- ROM brochure are mailed to the prospective customer. During the six-month period ended June 30, 2001 and up to the date of this report, the Company has delivered 261 (100 during the 3 months to June 30, 2001) introductory letters with CD-ROM brochures.

     This introductory letter is followed up and prospective customers who are interested in the Company's proposal are requested to complete a questionnaire describing the particulars of their publication. From this information, the Company creates an assessment report (averaging 10 to 14 pages, plus appendixes), which describes how the P2D Technology can create a new product for the publisher, how this new product could be marketed, who it would be marketed to, what costs the prospective customer could expect to create and duplicate a Digital Magazine Archive, and what their breakeven point might be. During the six-month period ended June 30, 2001 and up to the date of this report, the Company has received 23 (17 during the 3 months to June 30, 2001) questionnaires, has prepared 20 (6 during the 3 months to June 30, 2001) assessment reports and is currently working on preparing 3 additional assessment reports.

     In addition, the Company may, in some circumstances, send out a sample of its P2D Technology along with sample PDF files containing excerpts from the prospective customer's magazines to help demonstrate the Company's M2D Services. During the three month period ended June 30, 2001 and up to the date of this report, the Company has sent out 8 CD-ROM's containing a sample of its P2D Technology

     During the three month period ended June 30, 2001, one of the Company's two sales persons resigned. The Company currently has one full time sales employee. In addition Mr. Williams, President of the Company, will continue to work on sales and currently spends approximately 35 hours per week on the business of the Company.

     The Company is a development Stage Company and has not yet begun to earn revenues.


Cash Requirements

     On June 30, 2001, the Company's consolidated financial statement shows a cash position of $0.00. The Company borrowed $19,523 pursuant to a loan agreement dated March 1, 2001 that was funded March 1, 2001 as to $9,761.50 and on April 16, 2001 as to the balance of $9,761.50. The Company's current cash requirements are directed towards its sales efforts. The monthly costs comprising of wages or consulting fees for $2,258, office rent for $1,355, telephone, web site maintenance, postage and other miscellaneous costs for $826, which totals approximately $4,439(or $6,880 Canadian dollars). The Company has borrowed approximately $6,452 during July and August to meet its cash requirements.

     The Company will need to raise additional working capital either through borrowing additional funds, issuing addition equity capital, or by generating income from operations.

     The Company has amended its sales target due the slow economic conditions in the magazines publishing industry and the summer holiday season. The Company assumes it will secure contracts for delivery of up to four Digital Archives before the end of the third quarter 2001 and another six by the end of December 31, 2001. If the Company is successful in securing two contracts by September 2001, it will not need to raise additional working capital before December 2001. However at this time, it will need to secure approximately $60,000 to purchase equipment as described below.


Summary of Research and Development

     The Company has completed developed of the P2D Technology, performed extensive internal tests, and believes the product is now ready for full commercialization. However, until commercialization of the product is commenced, there can be no assurance that additional development work will not be required. Although beta versions of the product did not show any operating problems, upon large-scale usage of the product, it would not be unusual for certain "bugs" to be found which would require correction. This could slow further development of the Company's business.

     The P2D Technology is designed to allow the systematic creation of new digital magazine archives. Intuitech can create a magazine archive for its client in a short time period, estimated to be four months.

     While no new products or services have been announced, the Company is planning to develop future products. The new products would focus on three different areas. One area is improving the productivity in creating PDF files from scanned images. The second area is enhancing the features of the P2D Technologies to improve the product a publisher can market to its customers.

The third area is creating variations in packaging of the existing P2D Technology and Services to be delivered to the client

     In regards to the productivity tools, the Company intends to conduct a feasibility study in regards to (i) developing a "plug-in" for Adobe Capture or a stand-alone product which would allow two scanned images of the same page to be integrated to produce one PDF file and (ii) creating a PDF file which contains a single page partially formatted in "normal" and partially in "graphic with hidden text". The second set of software products will enable the Company to greatly expand the number of publications it can transfer at any given period of time.

     In regards to creating variations in packaging the existing P2D Technology, the Company is considering adjusting its licensing fees and creating different software packages by combining various features of its software to better suit the individual needs of is customers. Each package would have its own licensing fee, with upgrade paths for the customers should they decide to purchase additional licenses. For example, publishers of new magazines have less interest in producing a full archive and are more interest in delivering issues of their magazines over the internet. Thus, publishers of magazines with a small number of subscribers may be interested in purchasing a limited license at a reduced license fee.

     Another variation in packaging, which the Company is proposing, is an Online Archive. With a slight variation in the configuration of the P2D files and using the clients existing online shopping cart, the Company can deliver a Digital Archive which can be sold online in units as small as one article at a time.

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


Expected Purchase or Sale of Plant and Equipment

     The Company has all the equipment necessary at this stage. As the business grows, The Company will need to acquire computer equipment and specialized software. The number and type of computers and related equipment the Company will require will depend on an number of factors including, number of contracts the company is able to secure and whether it is prudent to sub-contract a portion of the work, such as the scanning process. If the Company is successful in achieving the sales targets, it anticipates spending approximately $60,000 on equipment and software during the next 12 months.

     This equipment and software will be used by the Company's employees and will be acquired as and when the Company builds up its own development team and reduces the amount of development work being outsourced. The first set of tasks to be undertaken in-house is the development of the custom interface and the integration of the archive PDF files with the P2D Technology. The second set of tasks to be undertaken in-house is the programming of the PDF files and the third set of tasks include scanning the back issues.

     Project Lead Workstation and software will include a PC computer and specialized software tool such as MS Office and MS Project for job scheduling. Each project lead workstation, including computer, software and office equipment is estimated to cost approximately $3,975 per workstation.

     Graphic Artist Workstation and software will include a PC computer and specialized software tools such as PhotoShop or Adobe Illustrator, a 3D Modeling tools such as Light wave or 3D Studio Max and font rendering tool such as Corel Draw. Each graphic artist workstation, including computer, software and office equipment is estimated to cost approximately $7,500 per workstation.

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

     The following table sets out the expected costs and type of equipment the Company will require during the next 12 months as it secures contracts to provide its M2D Services:

                         Project    Graphic                   Support     Office
                          Lead      Artists      Programmer  Personnel    Server       Total
                       ------------------------------------------------------------------------
Computer               1,600       4,800       1,600        1,600        6,533       16,133
Equipment

Software               1,200      15,150       3,525        1,200        3,134       24,209

Office                 3,500       7,500       2,500        2,500                    16,000
                                                                                     ------
Equipment

Total                                                                                56,342
                                                                                     ======

Expected Changes in Number of Employees

     If the Company achieves its sales targets and generates ten digital magazine archive contracts by December 31, 2001, the Company will hire 6 employees during the year-ended December 31, 2001. These employees would include a Project Lead, three Graphic Artists, one Programmer and one clerical support person. At this level, the Company anticipates the payroll for its development staff to be $10,200 per month. A description of these positions is set out below.

     The Company anticipates sourcing out the scanning and PDF creation until business volumes warrant completing these services in-house. Therefore, we do not anticipate hiring a scanner operator or software technician during the year-ended December 31, 2001. The Company plans to source out some of the graphic artwork for two of the first four digital magazine archive products.

     The staffing level will increase as the Company's business continues to grow. If the Company generates contracts to produce two archives per month for an extended period of time, each archive should be completed over a 3-month period, assuming an average-size magazine. At this point in time, the Company would employ 22 production staff, consisting of 3 project leads, 3 graphic artists, 1 programmer, 6 scanner operators, 6 software technicians and 3 clerical support persons.

     If the Company generates contracts to produce four archives per month for an extended period of time, using the same average-size magazine as described above, each archive should be completed over a 4-month period. At this point in time, the Company would employ 44 production staff, consisting of 2 project leads, 8 graphic artists, 2 programmers, 12 scanner operators, 16 software technicians and 4 clerical support persons.

     Employees for the Company will perform the functions required to produce a digital magazine archive. However, initially the Company plans to contract out these services until sufficient contracts are in place to warrant the hiring of full time employees. The ranges in expected salaries described below reflects the amounts to be paid depending on an individual's training, skill level and experience.

a) Graphic Artist. Design of graphic user interface (custom GUI) for each digital magazine archive product. A mid-range graphic artist with 3 to 5 years experience will perform this function. The salary range for this person is expected to be between $30,000 and $38,000 per year (or $45,000 to $57,000 Canadian dollars).

b) Programmer. Integration of the custom GUI into the P2D Technology is required for each digital magazine archive product and testing. A junior programmer with 1 to 3 years experience will perform this function. The salary range for this person is expected to be between $26,000 and $32,000 per year (or $39,000 to $48,000 Canadian dollars).

c) Scanner Operator. Scanning the back issues of a magazine will be required if the client does not have copies in electronic file format. It may also be necessary to convert other electronic formats, such as Quark Express to PDF. One or more individuals will conduct these tasks. A junior clerical person will scan back issues after some training and under the supervision of the project lead. The salary range for this person is expected to be between $14,000 and $20,000 per year (or $21,000 to $30,000 Canadian dollars).

d) PDF Technician. Creating PDF files from scanned images or converting other electronic formats, such as Quark Express to PDF. Programming of PDF file to include the features required by the client. Ideally, this person will have 2 to 3 years experience in the publishing industry using PDF files. The salary range for this person is expected to be between $28,000 and $36,000 per year (or $42,000 to $54,000 Canadian dollars).

e) Project Lead. Responsible for implementing the entire digital archive, to liaise with client and to organize and conduct the usability labs (end user research groups) to ensure the custom GUI is intuitive to a sample group of existing magazine subscribers or individuals forming a similar demographic group. A Project Lead will be expected to supervise up to 3 magazine archive projects simultaneously. The salary range for this person is expected to be between $40,000 and $50,000 per year (or $60,000 to $75,000 Canadian dollars).

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

        None.

Item 5. Other Information.

        NONE

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - as follows

Exhibit A. Employment Agreement between Intuitech Marketing Inc. and Roy McCombe dated June 30, 2001. A copy of this agreement is attached to this Form 10Q filing.


        (b) Reports on Form 8-K - None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH MEDIA AND ENTERTAINMENT GROUP, INC.


By:  /s/ Tom Williams
    __________________________
    Tom Williams, President

Date: August 20, 2001

Page 1
Exhibit A
                                                                       Exhibit A

THIS AGREEMENT made of the 30th day of June 2001.

BETWEEN:
              INTUITECH MARKETING INC., a body corporate, having its head office at Suite 800 - 555 West Hastings Street, Vancouver, B.C. V6B 4N5

              (hereinafter called the "Company")

                                                           OF THE FIRST PART

AND:

              ROY MCCOMBE, 17266 24th Avenue, Surrey, B.C.  V4P 2T6

              (hereinafter called the "Employee")

                                                           OF THE SECOND PART

WHEREAS;

A. The Company is engaged in providing services to magazine publishers by creating digital archives of their magazines; and

B. The Company desires to retain the Employee to perform report writing and analysis services for the Company and the Employee has agreed to do so for the consideration and upon the terms and conditions set forth.

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the premises and the mutual covenants and agreements herein contained, it is hereby agreed by and between the parties hereto as follows:

1) The Company hereby engages the Employee to perform the following services, in connection with the conduct of its business, and the Employee hereby accepts such engagement upon and subject to the terms and conditions herein set forth.

2) Pursuant to the terms of this Agreement, the Employee agrees to provide the following services:

       a) To review information on a prospective clients collected by the sales staff for the purpose of creating an assessment report describing the Company and its services;

       b) To collect information from the prospective client by analyzing the prospective client's web site;

       c) To integrative new data into the first draft of the assessment report;

       d) To act in the best interest of the Company in regards to his work standards and professional conduct; and

       e)  To perform such other tasks as may be assigned by the Company.

3) The Company hereby agrees to pay the Employee the sum of $1,000 per month commencing July 1, 2001, and continuing from month to month until this Agreement is terminated as provided for herein. The Employee acknowledges a three-month probationary period during which the Company will evaluate the suitability of the Employee.

4) During the term of this contract hereunder, the Employee shall devote sufficient time, attention and expertise to the affairs of the Company as may be necessary for the proper exercise of his duties hereunder.

5)     For the purpose of this agreement the term Property Rights shall mean:

       a) all property or intellectual property rights (including patent, copyrights, trademark and industrial design rights) currently held, owned by the Company, or developed by the Company in the future; and

       b) to the extent (if any) not included within, and without limiting the generality of paragraph (a), all technical or confidential information, software, know-how, drawings, trade secrets, documentation, manuals, source, source codes, technical specifications, programming code, specifications, designs, processes, formulae, plan, models, techniques, data and design calculations held or owed by the Company or developed by the Company in the future.

6) The Employee acknowledges and agrees that all software, concepts, designs, technical specifications, programming code and any Property Rights developed by the Employee during the term of this Agreement, shall be the sole and exclusive property of the Company. The Employee hereby waives, releases and forever discharges any moral or other rights that he may now have, or acquire in the future, with respect to any Property Rights developed by the Employee while employed by the Company.

7) While employed with the Company, the Employee will not engage his services, either for himself or for others in the creation and development of digital archive services or Internet web based products or other software products.

8) The Employee acknowledges that the Company is the owner of certain confidential and proprietary information, which may include inventions, processes, methods, formulas, specifications, manufacturing techniques, testing processes and procedures, documentation, software, including algorithms and internal workings of programs, creative works, know-how, marketing strategies, new material research, pending projects and proposals, research and development, technological data, customer lists, vendor lists, pricing and credit techniques, research and development activities, and documentation, and any and all other proprietary information which may give them an opportunity to acquire an advantage over their competitors (the "Confidential Information").

9) As further consideration of the Company entering into this agreement, the Employee agrees he shall keep the Property Rights and Confidential Information of the Company confidential and not disclose it to any person outside the Company unless specifically instructed to do so. In the event this agreement is terminated as provided below, he shall not make use of the Property Rights and Confidential Information for himself or disclose it to a future employer.

10) The Company shall have the right to terminate this agreement at any time during the probationary period ending October 1, 2001. After October 1, 2001 the Company shall have the right to terminate this agreement by giving the Employee two weeks notice in writing or by paying to the Employee the amount of his current given salary in lieu of notice PROVIDED THAT the engagement of the Employee hereunder may be terminated without notice and without payment in lieu of notice if the Employee is in breach of a term or condition of this Agreement.

11) The Employee may, at his option, terminate the term of his engagement hereunder by giving the Company two weeks notice in writing of his intention to do so.

12) Upon the termination of his engagement hereunder, the Employee shall immediately deliver to the Company all correspondence, documents, software, proprietary source code, designs, graphics, and papers belonging to the Company which may be in his possession or under his control. In addition, any copies of the above material which are not delivered to the Company, whether inadvertent or not, must be destroyed.

13) The representations, warranties, agreements and commitments of the Employee contained in this Agreement are provided for the exclusive benefit of the Company and a breach of any one or more thereof by the Employee may be waived by the Company in whole or in part at any time without prejudice to its in respect of any other breach of the same or any other representation or warranty and the representations, warranties, agreements and commitments contained in this Agreement shall survive the execution thereof.

14) Any notice required or permitted to be given hereunder shall be deemed to have been given if delivered by hand or mailed by prepaid registered mail to the party to which it is directed at the address set out above or to such other address as the respective parties may notify the other, in writing. Any such notice shall be deemed to have been given, if delivered when delivered, and if mailed, five business days following the mailing thereof at any post office in Canada PROVIDED THAT should there be, at the time of mailing or between the time of mailing and actual receipt of a notice, a mail strike, slow down or other labour dispute which affect the delivery of such notice by the mail, then such notice shall only be effective if and when actually delivered.

15) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

16) Time shall be of essence in the performance of each obligation under this Agreement.

17) This Agreement may be signed in any number of counterparts and all counterparts will be taken to comprise a single agreement.

18) This Agreement may not be amended except by written document signed by both Parties to this Agreement.

19) This Agreement constitutes the entire agreement between the Parties, and supersedes every previous agreement, communication, negotiation or understanding between the Parties with respect to the subject matter of this Agreement.

IN WITNESS WHEREOF this Agreement has been executed under seal with the intent that it takes effect as a deed, as of the day and year first above written.

INTUITECH MARKETING INC.



per:    /s/ Tom Williams
     -------------------------------
     Tom Williams, President

SIGNED SEALED AND DELIVERED by          )
ROY MCCOMBE in the presence of          )
                                        )
                                        )          /s/ Roy McCombe
                                        )      ----------------------------
-------------------------------------   )
                                        )          ROY MCCOMBE
                                        )
-------------------------------------   )
print name